Form 10-Q
period 2004-09-30
Southern Heritage Bancshares, Inc.
filed 2004-11-18
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

[  ]                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 00050921

SOUTHERN HERITAGE BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	42-1627829
(State of Incorporation)	(I.R.S. Employer Identification No.)
3020 Keith Street, N.W. Cleveland, Tennessee	37312
(Address of Principal Executive Offices)	(Zip Code)

(423) 473-7980
(Issuer’s Telephone Number, Including Area Code)

None
(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [  ]             No [ X ]

State the outstanding number of shares of the issuer’s common stock as of October 31, 2004:  1,024,720

Transitional Small Business Disclosure Format (check one):

Yes [  ]             No [ X ]

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended September 30, 2004

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Income and Comprehensive Income (Loss) - Nine months ended September 30, 2004 and 2003 (Unaudited)

Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and
2003 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.  Managements Discussion And Analysis Of Financial Condition And Results Of
Operations

Item 3.  Disclosure Controls And Procedures

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Balance Sheets

($ amounts in thousands except share and per share data )	(Unaudited)
Assets	September 30, 2004	December 31, 2003
Cash and due from banks	$4,222	4,455
Federal funds sold	2,113	90
Cash and cash equivalents	6,335	4,545
Securities available-for-sale, at fair value	15,783	15,654
Mortgage loans held for sale	238	278
Loans	123,668	102,831
Allowance for loan losses	(1,643)	(1,372)
Loans, net	122,025	101,459
Premises and equipment	5,656	5,824
Restricted stock	295	266
Accrued interest receivable	509	373
Other assets	541	517
	$151,382	128,916

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$24,796	15,341
Interest-bearing	113,808	100,359
Total deposits	138,604	115,700
Repurchase agreements	87	1,783
Accrued interest payable	386	311
Other liabilities	190	49
Total liabilities	139,267	117,843
Shareholders' equity:
Preferred stock, no par value. Authorized 1,000,000 shares;
none issued	-	-
Common stock, $1 par value. Authorized 2,000,000 shares;
issued 1,024,720 shares	1,025	1,025
Additional paid-in-capital	9,222	9,222
Retained earnings (accumulated deficit)	1,932	901
Accumulated other comprehensive income	(64)	(75)
Total shareholders' equity	12,115	11,073
	$151,382	128,916

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Income and Comprehensive Income

Three and Six Months Ended September 30, 2004 and 2003

(Unaudited)

($ amounts in thousands except share and per share data)
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,775	1,460	$5,057	4,275
Securities	156	120	430	300
Federal funds sold	12	10	32	46
Total interest income	1,943	1,590	5,519	4,621
Interest expense:
Deposits	605	488	1,705	1,492
Total interest expense	605	488	1,705	1,492
Net interest income	1,338	1,102	3,814	3,129
Provision for loan losses	182	70	362	219
Net interest income after provision for loan losses	1,156	1,032	3,452	2,910
Noninterest income:
Service charges on deposit accounts	340	175	838	476
Mortgage banking activities	90	177	295	556
Gain (loss) on sale of securities	(2)	(15)	18	(33)
Other service charges, commissions and fees	53	47	165	139
Total noninterest income	481	384	1,316	1,138
Noninterest expenses:
Salaries and employee benefits	538	500	1,583	1,472
Occupancy expense	86	87	254	244
Other operating expenses	502	417	1,319	1,187
Total noninterest expenses	1,126	1,004	3,156	2,903
Income before income taxes	511	412	1,612	1,145
Income taxes	178	143	581	363
Net income	333	269	1,031	782

Other comprehensive income (loss):
Unrealized gains/losses on securities net of tax	353	(259)	11	(167)

Comprehensive income (loss)	686	10	1,042	615

Basic earnings per share	$0.32	$0.26	$1.01	$0.76
Diluted earnings per share	$0.30	$0.25	$0.94	$0.74

Shares used in computation of earnings per share
Basic	1,024,720	1,024,720	1,024,720	1,024,720
Diluted	1,094,469	1,058,565	1,094,469	1,058,565

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements  of  Cash Flows

Nine Months Ended September 30

(Unaudited)

($ amounts in thousands except share and per share data)

	2004	2003
Cash flows from operating activities:
Net income	$1,031	782
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	317	314
Provision for loan losses	362	219
(Gain) loss on sale of securities available for sale	(18)	33
FHLB stock dividends	(5)	(3)
Mortgage loans originated for sale	(15,578)	(26,765)
Proceeds from sale of mortgage loans	15,618	27,570
Decrease (increase) in accrued interest receivable	(136)	(17)
Increase (decrease) in accrued interest payable	75	39
Other, net	(5)	(169)
Net cash provided by operating activities	1,661	2,003
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities
available for sale	2,283	7,561
Proceeds from sales of securities available for sale	4,729	500
Purchases of securities available for sale	(7,112)	(14,365)
Purchases of restricted stock	(29)	(13)
Net increase in loans	(20,837)	(10,479)
Purchases of premises and equipment	(113)	(265)
Net cash used by investing activities	(21,079)	(17,061)
Cash flows from financing activities:
Decrease in repurchase agreements	(1,696)	(26)
Increase in deposits	22,904	18,856
Net cash provided by financing activities	21,208	18,830

Net increase (decrease) in cash	1,790	3,772
Cash and cash equivalents, beginning of period	4,545	8,890

Cash and cash equivalents, end of period	$6,335	12,662

Cash payments for interest	$1,630	1,453
Cash payments for income taxes	613	364

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB.  Accordingly they do not include all information and footnotes required by generally accepted accounting principals for complete financial statements.

Southern Heritage Bancshares, Inc. (Company) was formed in 2004 as a one bank holding company that owns 100% of Southern Heritage Bank.  Shareholders of the Bank received one share of the Company for every share of the Bank they owned.  Since the transaction involved entities under common control, financial information for prior periods of the Bank is shown as if the transaction occurred as of the beginning of the earliest period presented.  Substantially all of the consolidated operations are that of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of September 30, 2004, the results of operations for the nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004.  The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank's December 31, 2003, financial statements.  The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as a conservative posture due to the bank’s short history.   Other factors considered by management include the composition of the loan portfolio, current  economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.

At September 30, 2004, the Bank had three loans totaling $53,000 in nonaccrual status.  This compares with December 31, 2003, where there was one loan for $5,000 in nonaccrual.  The bank had no loans that were  more than 90 days delinquent on September 30, 2004 compared to two loans totaling $80,000 as of December 31, 2003.  In the first nine months of 2004, loans totaling $96,000 were charged off and $5,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at September 30, 2004, is adequate to absorb probable incurred losses in the loan portfolio.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	Sept.30, 2004	Sept.30, 2003
	(In Thousands)	(In Thousands)

Balance January 1	$ 1,372	$ 1,195
Add (deduct):
Losses charged to allowance	(96)	(114)
Recoveries credited to allowance	5	8
Provision for loan losses	362	219
Balance September 30	$ 1,643	$ 1,308

SOUTHERN HERITAGE BANCSHARES, INC.

September 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the Company) at September 30, 2004, to December 31, 2003, and the results of operations for the nine months ended September 30, 2004 and 2003.  Southern Heritage Bancshares, Inc. was formed in 2004 as a one bank holding company that owns 100% of Southern Heritage Bank.  Shareholders of the Bank received one share of the Company for every share in the Bank they owned.  Since the transaction involved entities under common control, financial information for prior periods of the Bank is shown as if the transaction occurred as of the beginning of the earliest period presented.  Substantially all of the consolidated operations are that of the Bank.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements.  The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of September 30, 2004 increased 17.4%, or $22,466,000, to $151,382,000, compared with $128,916,000 at December 31, 2003.  The increase in total assets was funded by a comparable increase in total deposits of $22,904,000 offset somewhat by a decrease in federal funds purchased and repurchase agreements of $1,696,000.  Cash and cash equivalents increased $1,790,000 to $6,335,000 at September 30, 2004 from $4,545,000 at December 31, 2003.

Loans are the principal component of the Bank’s assets and the primary source of income.  Total loans at September 30, 2004, were $123,668,000 compared to $102,831,000 at December 31, 2003, an increase of $20,837,000.  Most of the net loan growth in the first nine months of 2004 was in commercial loans secured by real estate, construction loans secured by real estate, 1-4 family residential real estate, and commercial loans. The growth in the Bank’s commercial loan portfolio is a result of the increased commercial activity in the Bank’s local market.  Commercial loans secured by real estate increased $8,789,000. Construction loans secured by real estate increased $4,736,000 and 1-4 family residential real estate loans increased $2,990,000.  Commercial loans increased $2,970,000.  As of September 30, 2004, $38,221,000 or 31% of total loans were commercial loans secured by real estate.  Commercial loans were $32,743,000 or 27% of total loans.  Loans secured by 1-4 family residential real estate were $23,792,000 or 19% of total loans.  Construction loans secured by real estate were $21,241,000 or 17% of total loans.  Consumer loans were $5,207,000 or 4% of total loans.  Other loans were $2,464,000 or 2% of total loans.

There was $238,000 in mortgage loans held for sale at September 30, 2004, compared with $278,000 at December 31, 2003.  The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

SOUTHERN HERITAGE BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2004

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will continue to be strong.  The loan-to-deposit ratio as of September 30, 2004, was 89.2%, compared to 88.9% at December 31, 2003, and the loan-to-assets ratio was 81.7% at September 30, 2004, compared to 79.8% at December 31, 2003.  Management expects that the loan-to-deposit ratio for the remainder of 2004 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

As of September 30, 2004, the company owned $15,783,000 of securities available-for-sale, an increase of $129,000 or .8%.  The small increase in securities available-for-sale is primarily due to the principal payments of mortgage-backed securities and the funding of loan growth.

Deposits which are the Bank’s primary source of funds, totaled $138,604,000 at September 30, 2004, for  an increase of $22,904,000, or 19.8%, compared to the $115,700,000 at December 31, 2003.  Deposits at September 30, 2004 consisted of $24,796,000 or 17.9% in non-interest bearing demand deposits, $38,932,000 or 28.0% in interest-bearing demand deposits, $69,032,000 or 49.8% in time certificates of deposit and $5,845,000 or 4.3% in savings accounts.  The Bank has targeted local consumers, professionals, and small businesses as its central clientele.  These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of  deposit and IRAs.  The Bank believes it has a competitive advantage by being a  locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $8,077,000 in the first nine months of 2004.  At September 30, 2004, the weighted average rate on CDs was 2.71% compared to 2.79% for the nine months ended September 30, 2003. The Bank has time deposits maturing within one year of $31,599,000 or 45.7% of total time deposits.  Time deposits maturing greater than one year is $37,433,000 or 54.3% of total time deposits.  Interest-bearing accounts, other than CDs, increased $5,372,000 in the first nine months of 2004.  Noninterest bearing deposits increased $9,455,000 for the nine months ended September 30, 2004.  The weighted average cost of all deposit accounts during the first nine months of 2004 was 1.75% compared to 1.90% for the same period in 2003.

Total shareholders’ equity increased $1,042,000, to $12,115,000 at September 30, 2004, from $11,073,000 at December 31, 2003.  This increase was due to the Company’s net income of $1,031,000 for the first nine months of 2004 along with a net increase in unrealized gains on securities available for sale of $11,000, net of tax.

RESULTS OF OPERATIONS

For the first nine months of 2004, net income after tax was $1,031,000, compared to $782,000 for the same period in 2003, an increase of 31.7%.  The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the bank.  Net interest income before the provision for loan losses for the first nine months of 2004 was $3,814,000, an increase of $685,000 or 21.9% from $3,129,000 for the first nine months of 2003.

SOUTHERN HERITAGE BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2004

RESULTS OF OPERATIONS (continued)

Interest and fee income on loans for the first nine months of 2004 was $5,057,000, an increase of $782,000 or 18.3% from $4,275,000 for the nine months ended September 30, 2003.  The increase in interest and fee income on loans is primarily due to increased volume in commercial and real estate loans.

Interest income from securities and short-term funds increased to $462,000 in the first nine months of 2004, from $346,000 in the same period of 2003.  The increase in 2004 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $18,793,000 at September 30, 2004 compared to $15,142,000 at September 30, 2003.

Interest expense totaled $1,705,000 in the first nine months of 2004, compared to $1,492,000 for the same period of 2003.  The increase in interest expense in 2004 was due to the significant growth of deposits.  Total deposits outstanding at September 30, 2004 were $138,604,000 compared to $115,700,000 at September 30, 2003.

The Bank’s net interest margin for the first nine months of 2004 was 4.14% compared to 4.59% for the nine months ended September 30, 2003.

The Bank’s yield on earning assets has decreased to 4.94%, for the first nine months of 2004 from 5.28% for the first nine months of 2003.  The cost of interest-bearing funds has followed the same trend, decreasing to 2.09% for the first nine months of 2004, down from 2.19% for the same period in 2003.

In the first nine months of 2004, the Bank provided $362,000 for probable incurred loan losses, compared to $219,000 for the same period of 2003.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as a conservative posture due to the bank’s short history.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The net charge-offs for the first nine months of 2004 were $91,000 compared to $106,000 for the same period in 2003.

At September 30, 2004, the Bank had three loans totaling $53,000 in nonaccrual status.  This compares with December 31, 2003, where there was one loan for $5,000 in nonaccrual.  The bank had one loan totaling $36,000 that was more than 90 days delinquent on September 30, 2004 compared to two loans totaling $80,000 as of December 31, 2003.  In the first nine months of 2004, loans totaling $96,000 were charged off and $5,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at September 30, 2004, is adequate to absorb probable incurred losses in the loan portfolio.

Total noninterest income for the first nine months of 2004 was $1,316,000 compared to $1,138,000 for the same period in 2003.  The Bank originates and sells long-term fixed rate mortgages and the related servicing.  Mortgage loans originated and sold generated $295,000 of fees as of September 30, 2004 compared to $556,000 for the nine months ended September 30, 2003.  The actual dollars of mortgage loans originated for sale declined $11,187,000 over the same period in 2003.  There were 113 loans closed and sold for a total of $15,578,000 as of September 30, 2004 compared to 218 loans and $26,765,000 for the same period in 2003.  The decline is due primarily to the slow down in the refinance market.  The other large component of non-interest income is service charges on deposit accounts which totaled $838,000 as of September 30, 2004 compared to $476,000 for the same period in 2003.  The

SOUTHERN HERITAGE BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2004

RESULTS OF OPERATIONS (continued)

increase here is primarily due to the new “bounce protection” overdraft product introduced in May 2004 and overall deposit growth of the bank.

Noninterest expenses were $3,156,000 for the first nine months of 2004, compared with $2,903,000 for the same period of 2003; an increase of $253,000 or 8.7%.  The growth in noninterest expenses in the first nine months of 2004 is attributable primarily to the increase in salaries and benefits expense which increased $111,000 or 7.5% increase over the same period in 2003.  As of September 30, 2004, the bank had 48 full-time equivalent employees compared to 41 for the same period of 2003. Occupancy expenses increased $10,000 or 4.1% over the same period in 2003 to $254,000.  The increase was primarily due to increased utilities, $6,000 and property taxes of $3,000.  Other operating expenses increased $132,000 or 11.1% to $1,319,000 for the first nine months of 2004 compared to $1,187,000 for the same period in 2003.  The increase was primarily in marketing and advertising ($27,000 increase), outside fees, which includes director fees, audit, legal, FDIC & State Assessment, consultants, etc.($67,000 increase), loss on the sale of foreclosed property ($13,000 increase), postage($6,000 increase) and professional dues and subscriptions (6,000 increase).  These increases are a result of the continued growth of the bank.

Management expects that noninterest expenses will increase moderately in 2004 in conjunction with the growth of the Bank but the overhead costs as a percentage of both interest income and total assets will continue to decrease.  At September 30, 2004 noninterest expense as a percentage of interest income and total assets was 57.2% and 2.1% compared to 62.8% and 2.3% for the same period in 2003.

The Bank became fully taxable beginning the second quarter of 2003.  The provision for income taxes was $581,000 at September 30, 2004 compared to $363,000 for the same period in 2003.

The results of operations for the three months ended September 30, 2004 were influenced by the same factors as discussed in the results of operations for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.  The Company has access to additional funding in the form of borrowings of approximately $10,000,000 if needed for liquidity purposes.  The Company currently has $13,600,000 in brokered certificates of deposit.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets.  In the first nine months of 2004, loan demand kept pace with deposit growth.  Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements.

SOUTHERN HERITAGE BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2004

RESULTS OF OPERATIONS (continued)

At September 30, 2004 and December 31, 2003, Southern Heritage Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

Sept.30, 2004  Dec. 31, 2003   Well-capitalized

Tier 1 capital to risk-weighted assets                          8.97%               9.80%                6.0%

Total capital to risk-weighted assets                         10.19%             11.01%              10.0%

Tier 1 leverage ratio                                                  8.11%               8.54%                5.0%

As discussed above, total shareholders’ equity increased $1,042,000, to $12,115,000 at September 30, 2004 from $11,073,000 at December 31, 2003.  This increase was due to the Company’s net income of $1,031,000 for the first nine months of 2004 along with a net increase in unrealized gains on securities available for sale of $11,000, net of tax.

INTEREST RATE SENSITIVITY

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  Management believes that, as of year-end 2003 and in the first nine months of 2004, interest rates have reached their low point and are beginning to move upward.  Management’s strategy has been to be in a positive one year gap position which will normally result in an increase in net interest margin as rates begin to rise.  However, due to the maturities and repricing of a portion of the loan portfolio during the period of low rates the interest margins have declined.  Management believes this should improve as rates continue to increase.  Many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

SOUTHERN HERITAGE BANCSHARES, INC.

DISCLOSURE CONTROLS AND PROCEDURES REPORT

September 30, 2004

Item 3.  Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the registrant's management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on their evaluation, our President and Chief Financial Officer have concluded that the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the registrant's internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended September 30, 2004

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  On May 20, 2004 the shareholders of Southern Heritage Bank approved a Plan of Share Exchange (the “Plan”) between Southern Heritage Bancshares, Inc. and Southern Heritage Bank.  Southern Heritage Bancshares is a corporation formed in 2004 under the laws of the State of Tennessee for the purpose of acquiring Southern Heritage Bank, a Tennessee banking corporation, by means of a share exchange and becoming a registered bank holding company under the Federal Reserve Act.  Under the Plan, the common shares of Southern Heritage Bank were exchanged, on a one-for-one basis, for common shares of Southern Heritage Bancshares, Inc.  The share exchange was effective on August 31,2004.  The exchange was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(12).

(b)  Not applicable.

(c)  No repurchase of our securities were made during the quarter ended September 30, 2004.  The only restrictions on working capital and dividends are those reported in Part I of this Report.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Rule 13a-14(a) Certifications.

Section 1350 Certifications.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

11/10/04	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

11/10/04	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer