Form 10KSB
period 2004-12-31
Southern Heritage Bancshares, Inc.
filed 2005-04-14
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File No. 00050921

SOUTHERN HERITAGE BANCSHARES, INC
(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	42-1627829
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3020 Keith Street, N.W., Cleveland, Tennessee 37321
(Address of Principal Executive Offices and Zip Code)

(423) 473-7980
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value per share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such Reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer’s revenues for the year ended December 31, 2004 were $9,439,000.

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the registrant at February 28, 2005 was $20,424,700, based upon 816,988 shares at an estimated $25.00 per share.

The number of shares of the issuer’s common stock issued and outstanding on March 31, 2005 was 1,024,720.

DOCUMENTS INCORPORATED BY REFERENCE: Certain Portions of the Issuer’s Proxy Statement relating to its annual meeting of shareholders to be held May 19, 2005 are incorporated herein by reference in response to Part III.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Southern Heritage Bancshares, Inc. (the “Company”) was formed in 2004 under the laws of the State of Tennessee as a bank holding company for the purpose of acquiring 100% of Southern Heritage Bank (the “Bank”) by means of a share exchange.  On August 31, 2004, shareholders of the Bank received one share of the Company for every share of the Bank they owned.  Since the transaction involved entities under common control, financial information for the prior periods of the Bank is shown as if the transactions occurred as of the beginning of the earliest period presented.  Substantially all of the consolidated operations are that of the Bank.

The Bank commenced operations as a state chartered bank on April 12, 1999.  The Bank has total assets of approximately $156 million at December 31, 2004.  The Bank’s deposit accounts are insured under the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.

The Bank’s customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents.  The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, automated teller machines, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit.  The Bank also offers safe deposit boxes of various sizes.  The Bank issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards.  The Bank offers its customers drive-through banking services at all of its locations.  The Bank has trust powers and is currently in the early stages of implementing a trust department.

The Bank is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Company’s principal executive offices are located at the Bank, at 3020 Keith Street, N.W., Cleveland, Tennessee 37321, and its telephone number is (423) 473-7980.

Market Area and Competition

The Bank’s primary service area is Bradley County.  The Bank competes with other commercial banks, savings and loan associations, credit unions and finance companies operating in Bradley County and elsewhere. Nine other financial institutions are doing business in Bradley County.  The Bank is subject to substantial competition in all aspects of its business.  Intense competition for loans and deposits comes from other financial institutions in the Bank’s market area.  In certain aspects of its business, the Bank also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Bank and some of which have financial resources greater than those of the Bank.  The future success of the Bank will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Bank competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Bank and thus may obtain deposits at lower rates of interest.

Employees

At December 31, 2004, the Bank employed 40 persons on a full-time basis and 15 persons on a part-time basis.  The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board. Its banking subsidiary, the Bank, is subject to restrictions under federal law which limit the transfer of funds by it to the Company and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases.  Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Company and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, the Company is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of the Company.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.  Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions; and (v) new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.  Because the Company’s common stock is registered with the SEC, it is subject to the requirements of this legislation.

Tennessee Banking Act; Federal Deposit Insurance Act. The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority.  The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies.  The likelihood of any major legislative changes and the impact such changes might have on the Bank are impossible to predict.

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank  whose capital becomes impaired.  As of April 1, 2005, the Bank is not the subject of any such action by the FDIC or the Commissioner.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Further, the Bank is required to maintain certain levels of capital.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. §1811, et seq.).

FIRREA. Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on August 9, 1989.  FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonable expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals.  Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.  Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

The Bank believes that at March 1, 2005, the Bank was well capitalized under the criteria discussed above.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.  The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements.  Such examinations, however, are for the protection of the Bank Insurance Fund (“BIF”) and for depositors, and not for the protection of investors and shareholders.

Interstate Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of the Bank may be affected.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of March 1, 2005, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums. The Bank is required to pay semiannual FDIC deposit insurance assessments.  As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions.  Under the schedule, the premiums initially range from $.00 to $.27 for every $100 of deposits.  Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.  Recently the FDIC has passed a resolution to lower premiums.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years.  The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance.  The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution.  Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.  The regulatory agencies have been adopting many new regulations to implement the Act.

USA Patriot Act. On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 into law.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

Payment of Dividends.  The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company.  The Bank is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI.  Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

Investment Policy

The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The funds management committee of the Bank has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous board of director’s meeting, is reviewed by the board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.  The Bank’s investment securities portfolio at December 31, 2004, consisted of securities available for sale.

Loan Policy

All lending activities of the Bank are under the direct supervision and control of the loan committee, which consists of seven directors, Len Graham, C.A. Kyle, Steve Ledbetter, Larry McDaniel, Lester Simerville, Lee Stewart and James Williams.  The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.  The Bank’s established maximum loan ratio of deposits is 90%.  The loan portfolio consists primarily of real estate, commercial, farming and installment loans.  Commercial loans consist of either real estate loans or term loans.  Maturity of term loans is normally limited to a maximum of seven years.  Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty-year term.  Installment loans are based on the earning capacity and vocational stability of the borrower.

The loan committee makes after-the-fact reviews of all loans in excess of $150,000 secured and $50,000 unsecured.  The loan committee makes a monthly review of loans which are 30 days or more past due and the full board of directors makes a monthly review of loans which are 45 days or more past due.

Management of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  The Bank’s policy is that accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.  The Bank currently has no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

When a loan is classified as nonaccrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification.  When principal or interest on a nonaccrual loan is brought current, if in management’s opinion future payments are questionable, the loan would remain classified as nonaccrual.  After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

The Bank had no loans outstanding to foreign borrowers at December 31, 2004.

The Bank’s underwriting guidelines are applied to four major categories of loans:  commercial and industrial, consumer, agricultural and real estate, which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Reserve for Loan Losses

Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank.  The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.  Management’s objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off.  In addition, such factors as the Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

Capital Resources/Liquidity

Liquidity.  Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Bank’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities.  In order to insure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Impact of Inflation and Changing Prices.  The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  The impact of inflation on operations of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses.  The objective of the Bank’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements.  This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies.  These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.  In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators.  The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital.  In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies.  The bank regulators adopted regulations defining these five capital categories in September 1992.  Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio

Well-capitalized	10% or above	6% or above	5% or above

Adequately capitalized	8% or above	4% or above	4% or above

Undercapitalized	Less than 8%	Less than 4%	Less than 4%

Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Critically undercapitalized	—	—	2% or less

ITEM 2.  DESCRIPTION OF PROPERTY

All of the Bank’s properties are newly constructed and are located in Cleveland, Tennessee. The Bank’s main office is located at 3020 Keith Street, NW.  This facility is approximately 17,000 square feet, two stories and was opened in December 2002.  The Bank has two branch offices, approximately 2,400 square feet each.  The branch located at 2530 Dalton Pike opened in May 2000 and the branch located at 3795 Georgetown Road opened in March 2001.

ITEM 3.  LEGAL PROCEEDINGS

To the best of the Company’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or the Bank is a party or of which any of the Company’s or the Bank’s property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company’s last quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

As of December 31, 2004, the number of holders of common stock, the only class of equity security of the Company issued and outstanding, was 774.  The common stock of the Company is not traded through an organized exchange nor is there a known active public trading market.  All of the purchases and sales of the common stock, of which management is aware within the last two fiscal years, for the Company’s common stock and the Bank’s common stock, as applicable, have occurred in a price range of $20-$25 per share.  This sale price represents transactions which management is aware of, but does not necessarily represent all trading transactions for the period. There are outstanding options to purchase 150,535 shares of common stock, 42,414 of which are currently exercisable.

Dividends

The payment of dividends is subject to the discretion of the Company’s board of directors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank.  The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS – Payment of Dividends.” The Company’s board of directors has not declared a dividend on the outstanding shares of its common stock during the prior two fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 8, 2000, the board of directors of the Bank approved the Southern Heritage Bank 2000 Stock Option Plan for Employees (the “Plan for Employees”).  On August 8, 2000, the board of directors of the Bank approved the 2000 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Director Plan”).  The Company’s stockholders have also approved the Plan for Employees and the Non-Employee Director Plan.  The Company exchanged its options with the holders of the Bank stock options under the Plan for Employees and the Non-Employee Director Plan on an option-for-option basis. Thus, options that were outstanding under these Plans have been exchanged for options under the Company’s Stock Option Plans.

The following table reflects the number of shares to be issued upon the exercise of options granted under the Non-Employee Director Plan and the Plan for Employees, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2004:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2000 Non-Employee Director Plan	11,000	$ 10.00	-0-

2000 Plan for Employees	139,535	$ 12.80	1,908

Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	150,535	$ 12.60	1,908

Recent Sales of Unregistered Securities

Since 2004, when holders of stock of the Bank exchanged their shares for common stock of the Company, through December 31, 2004, the Company has not sold any securities without registration under the Securities Act of 1933.

Purchases of Equity Securities by the Company

The Company did not make any purchases of its common stock during the fourth quarter of 2004.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Annual Report on Form 10-KSB are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Annual Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Overview

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial condition and results of operations of the Bank than could be obtained from an examination of the financial statements alone.  The review should be read in conjunction with the financial statements and accompanying notes set forth on pages F-1 through F-18 of this Annual Report.

Results of Operations

Net income, after tax for 2004 was $1,376,000 compared to $1,033,000 in 2003, an increase of 33.2%.  Basic and diluted income per common share were $1.34 and $1.25 respectively, in 2004, compared to $1.01 and $.97 in 2003.  No dividends were paid in 2004 or 2003.

Net Interest Income

Net interest income for 2004 was $5,252,000 compared with $4,325,000 in 2003.  This was due primarily to continued growth in the Bank’s loan portfolio in 2003, which was funded primarily by deposit growth.  Net interest margin during 2004 was 3.85%, compared to 3.90% in 2003.  In 2004, the average yield on interest earning assets was 5.59%, compared with 5.71% in 2003.  During 2004, loans yielded 5.98%, compared with 6.16% in 2003.  The average rate paid on interest-bearing deposits was 2.13% during 2004, compared to 2.17% during 2003.  Management expects that the cost of funds will increase in 2005 due to the Federal Reserve increasing the discount rate.  During the last half of 2004 the discount rate was increased five times by a total of 125 basis points, from 1.00% to 2.25%.  Due to the competition among all financial services firms for customers’ deposits the Bank expects continued pressure on the net interest margin.

Noninterest Income

Total noninterest income was $1,824,000 in 2004, compared with $1,486,000 in 2003.  The largest single source of noninterest income is service charges on deposit accounts.  Service charges on deposits totaled $1,184,000 in 2004 and $666,000 in 2003.  In May of 2004 we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee.  This program and our growing deposit base cause our NSF fee income to increase.  Mortgage banking income was $404,000 in 2004, versus $656,000 in 2003, the decline due to a decrease in refinancing activity.  In 2004, we originated for subsequent sale, 148 loans for $21,412,000 compared to 251 loans for $31,175,000 in 2003.  Net securities gains or losses reflected a gain of $16,000 in 2004 compared to a loss of $26,000 in 2003.  Other income includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sales of checks to depositors.  The most significant increase, $34,000 was in the ATM area which was due to volume increase.  Management expects that other fee income will continue to increase as the Bank increases in size.

Noninterest Expense

Total noninterest expense was $4,442,000 in 2004, an increase of $454,000, or 11.4% over the $3,988,000 in 2003.  Major components of this increase include salaries and employee benefits (which increased $213,000 in 2004 when compared to 2002), the cost of premises and equipment (an increase of $10,000 over the prior year), data processing ($11,000 increase), advertising and public relations ($44,000) and other expense ($176,000) which includes such items as postage, outside fees and assessments, human resources, dues and subscriptions, loan expense, telephone, and loss on disposition of foreclosed property.

As of December 31, 2004, the Bank had 47 full-time equivalent employees as compared to 44 at December 31, 2003.  In September 2004, a 401K profit sharing retirement plan for all employees was implemented.  The Company’s match for the balance of 2004 was $22,000.

The most significant area of increase in other expense is in the outside fee area ( $113,000 or 47%).  This area includes FDIC and State fees which increased $27,000 due to the growth of the Bank.  Accounting, audit and consulting fees increased $81,000 due to outsourcing parts of internal audit, compliance and information technology testing, as well as the cost for external audit and tax services, along with legal advice on various matters.

Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years.  Overhead costs as a percentage of both interest income and total assets should continue to decrease as the Bank continues to grow.

Provision For Loan Losses

The allowance for loan losses is maintained by management at a level considered adequate to cover probable future losses in the Bank’s loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of loss histories of other similar community financial institutions which management believes are representative of the probable expected loss experience of the Bank.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors.  The provision for loan losses was $452,000 in 2004, compared with $283,000 in 2003.  At December 31, 2004, the allowance for loan losses was 1.37% of total loans, compared to 1.33% at year-end 2003.  Management allocated approximately 59% of the total allowance to commercial loans, 18% to residential mortgage and home equity loans and 23% to consumer and credit card loans to individuals.  At December 31, 2004, $0 of the allowance for loan losses was allocated to impaired loan balances.  At December 31, 2004, five loans totaling $85,000 was in nonaccrual status.  Management believes the allowance for loan losses at December 31, 2004, is adequate to absorb probable losses in the loan portfolio.

Income Taxes

The Company booked income tax expense of $806,000 in 2004 compared to $507,000 in 2003.  The effective tax rates for 2004 and 2003 are 37% and 33% respectively.  Subject to legislative tax changes, it is anticipated the effective tax rate to remain stable in 2005.  As of December 31, 2004, the Company’s net deferred tax benefit was $256,000 compared to $136,000 as of December 31, 2003.

Financial Condition

Total assets at December 31, 2004, were $156,861,000 an increase of $27,945,000 or 21.7% over 2003 year-end assets of $128,916,000.  Deposits increased to $137,359,000 at December 31, 2004, an increase of $21,659,000 or 18.7% from $115,700,000 at December 31, 2003.  The increased deposits were used primarily to fund loan growth.  Loans increased by $23,094,000, or 22.5%, to $125,925,000 at year-end 2004, from $102,831,000 at year-end 2003.  Securities were $19,667,000 at December 31, 2004 compared to $15,654,000 at December 31, 2003.

Loans

Gross loans grew from $102,831,000 in 2003, to $125,925,000 in 2004, an increase of $23,094,000, or 22.5%.  Mortgage loans held for sale in 2004 were $683,000 compared to $278,000 in 2003, an increase of $405,000.  Most of the net loan growth in 2004 was in commercial and construction loans secured by real estate. Commercial loans secured by real estate increased $11,200,000 and construction loans secured by real estate increased $5,509,000.  In 2004, $85,790,000, or 68.1% of total loans consist of construction, 1-4 family residential, and commercial loans secured by real estate.  Commercial loans totaling $33,503,000 represent 26.6% of total loans.

Of the total loans of $125,925,000 in the portfolio as of year-end 2004, approximately $56,913,000 or 45.2% are variable rate loans and $69,012,000 are fixed rate loans.  Of the total loans, $82,863,000, or 65.8% mature or reprice within 12 months.  Only $2,673,000 or 2.1%  mature or reprice over five years.

Loan quality continues to be good as delinquent and nonaccrual loans were very low at the end of 2004.  On December 31, 2004 the Bank’s loan to deposit ratio (including mortgage loans held for sale) was 92.2%, compared to 89.1% in 2003.  The loan to asset ratio (including mortgage loans held for sale) was 80.7% for 2004, compared to 79.9% in 2003.

Management expects loan demand to remain strong, especially in commercial loans.  Management anticipates the loan-to-deposit ratio to remain in the range of approximately 85%-90% during the coming year.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.  We anticipate the loan-to-deposit ratio to remain in the range of 85%-90% during 2005.

Securities

 The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  Our securities portfolio also provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds.  All securities are classified as “available for sale”.  We have no plans to liquidate a significant amount of the securities portfolio.

At December 31, 2004, the Bank owned $19,667,000 in securities, compared to $15,654,000 in 2003.  The net unrealized gain on securities at year-end 2004 was $5,000.  Total securities increased in 2004 by $4,013,000.  The Bank’s investment portfolio is used to provide yield, liquidity and provide pledging to secure public fund deposits.

Premises and Equipment

The Bank’s fixed asset purchases were $123,000 in 2003.  The most significant purchase during the year was the land acquisition in Polk county for a future branch, total cost $77,000.

Deposits

Total deposits were $137,359,000 at December 31, 2004, compared to $115,700,000 at December 31, 2003.  At year-end 2004, $22,724,000, or 16.5% of the Bank’s total deposits are in noninterest-bearing demand accounts.  Interest-bearing demand accounts were $38,745,000 or 28.2% of total deposits.  Savings accounts total $5,948,000, or 4.3% of total deposits.  The majority of the deposits continue to be in time deposits.  Time deposits (certificate of deposits) total $69,943,000, or 50.9% of total deposits.  Time deposits greater than $100,000 were $37,008,000 and time deposits less than $100,000 were $32,935,000 in 2004.  The Bank has $52,998,000 in time deposits maturing within three years.  Time deposits maturing within one year were $31,151,000 or 44.5% of total time deposits.  The weighted average cost of all interest bearing deposit accounts was 2.13% in 2004. The weighted average yield on certificates of deposits was 2.75%.  There were $11,470,000 in brokered CDs at December 31,2004 compared to $8,893,000 at December 31, 2003.

Liquidity

Liquidity refers to the Bank’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the Bank’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to the Bank’s borrowers, and investing in securities and short-term interest-earning assets.  In 2004, loan demand exceeded deposit growth by $1,435,000.  The shortage was offset with the issuance of $5,155,000 of subordinate debentures.  Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, the purchase of federal funds, repurchase agreements or brokered deposits.

Capital Resources

The Bank’s total shareholders’ equity at December 31, 2004 was $12,527,000, compared to $11,073,000 in December 31, 2003.  The increase of $1,454,000 was the result of 2004 net income of $1,376,000, and the net increase of $78,000 in unrealized gains on securities available for sale.

As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio for the Bank was 13.79%.  Tier-1 to risk weighted assets ratio was 11.96%.  Tier 1 to average asset ratio was 10.73%.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities.  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At December 31, 2004 the cumulative one-year gap was a positive (or asset sensitive) $7,679,000, or 5.2% of total earnings assets.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During 2004 the Bank experienced five increases compared to one decrease in 2003.  The result was a decrease in the net interest margin to 3.85% in 2004 compared to 3.90% in 2003.  Management believes that, as of year-end 2004, interest rates will continue to increase over the next two years.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within (Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities	$565	$52	$617	$3,636	$15,414	$19,667
Fed Funds Sold	440	—	440	—	—	440
Loans	66,889	16,657	83,546	40,389	2,673	126,608

Total Earning Assets	$67,894	$16,709	$84,603	$44,025	$18,087	146,715

LIABILITIES

Interest-bearing deposits	$55,447	$20,425	$75,872	$38,763	$—	114,635
Other borrowings	1,052	—	1,052	—	—	1,052
Total interest-bearing liabilities	$56,499	$20,425	$76,924	$38,763	$—	115,687

Asset (liability) GAP	11,395	(3,716)	7,679	5,262	18,087	31,028

Cumulative asset (liability) GAP	11,395	7,679	7,679	12,941	31,028	31,028

Cumulative as a percentage of interest-earning assets	7.8%	5.2%	5.2%	8.8%	21.1%	21.1%

Item 1.  BUSINESS - STATISTICAL DISCLOSURE

I.  Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

SOUTHERN HERITAGE BANK

Average Balance Sheets, Net Interest Revenue and

Changes in Interest Income and Interest Expense

                The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	In Thousands of dollars
	December 31, 2004			December 31, 2003			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate (1)	Total

Gross loans (2 and 3)	$116,267	5.98%	$6,957	$94,428	6.16%	$5,821	$1,346	(210)	1,136

Securities available for sale	15,781	3.82%	603	11,384	4.01%	456	176	(29)	147

Federal funds sold	4,244	1.30%	55	5,049	1.09%	55	(9)	9	0

Total interest-earning assets	136,292	5.59%	$7,615	110,861	5.71%	$6,332	$1,513	(230)	1,283

Cash and due from banks	4,260			3,791
Other nonearning assets	6,719			6,783
Allowance for loan losses	(1,549)			(1,287)

Total assets	$145,722			$120,148

Deposits:
NOW and money market investments	$38,196	1.23%	$468	$32,773	1.31%	$429	$71	(32)	39
Savings	5,391	0.96%	52	3,817	1.10%	42	17	(7)	10
Time depositis $100,000 and over	35,520	2.67%	947	27,334	2.61%	714	214	19	233
Other time deposits	31,628	2.83%	896	28,482	2.89%	822	91	(17)	74

Total interest-bearing deposits	110,735	2.13%	2,363	92,406	2.17%	2,007	393	(37)	356

Noninterest-bearing liabilities	22,976	—	—	17,071	—	—	—	—	—

Total liabilities	133,711			109,477
Shareholders’ equity	12,011			10,671

Total liabilities and shareholders’ equity	$145,722			$120,148

Net interest income			$5,252			$4,325	$1,120	(193)	927

Net interest margin (4)		3.85%			3.90%

(1)   Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)   Interest income includes fees on loans of $730,000 in 2004 and $456,000 in 2003.

(3)   Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)   Net interest income to average interest-earning assets

                The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	In Thousands of dollars

	December 31, 2003			December 31, 2002			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Gross loans (2 and 3)	$94,428	6.16%	$5,821	$69,462	6.81%	$4,733	$1,701	(613)	1,088

Securities available for sale	11,384	4.01%	456	11,051	5.71%	631	19	(194)	(175)

Federal funds sold	5,049	1.09%	55	4,231	1.65%	70	14	(29)	(15)

Total interest-earning assets	110,861	5.71%	$6,332	84,744	6.41%	$5,434	$1,734	(836)	898

Cash and due from banks	3,791			3,151
Other nonearning assets	6,783			4,919
Allowance for loan losses	(1,287)			(909)

Total assets	$120,148			$91,905

Deposits:
NOW and money market investments	$32,773	1.31%	$429	$26,188	1.67%	$437	$110	(118)	(8)
Savings	3,817	1.10%	42	2,087	1.39%	29	24	(11)	13
Time depositis $100,000 and over	27,334	2.61%	714	18,991	3.11%	590	259	(135)	124
Other time deposits	28,482	2.89%	822	22,091	3.05%	673	195	(46)	149

Total interest-bearing deposits	92,406	2.17%	2,007	69,357	2.49%	1,729	588	(310)	278

Noninterest-bearing liabilities	17,071	—	—	12,891	—	—	—	—	—

Total liabilities	109,477			82,248
Shareholders’ equity	10,671			9,657

Total liabilities and shareholders’ equity	$120,148			$91,905

Net interest income			$4,325			$3,705	$1,146	(526)	620

Net interest margin (4)		3.90%			4.37%

(1)    Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)    Interest income includes fees on loans of $456,000 in 2003 and $215,000 in 2002.

(3)    Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)    Net interest income to average interest-earning assets

II.            INVESTMENT PORTFOLIO

The carrying value of securities at December 31 is summarized as follows:

	December 31
Category	2004	2003
	($ in thousands)
Available for sale:

U.S. Government securities	$1,486	$1,477
State and municipal	12,070	6,132
Mortgage-backed	5,611	7,538
Corporate notes	500	507

Total	$19,667	$15,654

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2004:

($ in thousands)	Within 1 Year	1-5 Years	Beyond 5 Years	Total
U.S. Government securities	$		$1,486	$1,486
State and municipal			12,070	12,070
Corporate notes			500	500
Weighted average yield (tax equivalent)			4.44%	4.44%

Mortgage-backed				$5,611

Weighted average yield				4.18%

III.           LOAN PORTFOLIO

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2004	2003
	($ in thousands)
Domestic:

Commercial, financial and agricultural	$33,503	$29,773
Real estate - construction	22,014	16,505
Real estate - 1 to 4 family residential	23,144	21,357
Real estate - commercial	40,632	29,432
Consumer	6,632	5,768
Total loans	125,925	102,830
Allowance for possible loan losses	(1,723)	(1,372)

Total (net of allowance)	$124,202	$101,458

The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
($ in thousands)
Commercial, financial and agricultural	$ 27,528	$ 5,437	$ 538	$ 33,503
Real estate - construction	14,108	6,377	1,529	22,014

Total	$ 41,636	$ 11,814	$ 2,067	$ 55,517

The following is a presentation of an analysis of sensitivities of such loans to changes in interest rates as of December 31, 2002 (in thousands):

Loans due after 1 year with fixed interest rates	$10,952

Loans due after 1 year with variable interest rates	$2,929

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2004	2003
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	5	1
Amount	$ 85	$ 5

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	2	2
Amount	$ 1,518	$ 80

Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$ —	$ —

As of December 31, 2004, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

		Year Ended December 31,
		2004	2003

	Balance at beginning of period	$1,372	$1,196

Charge-offs:	Commercial	(67)	(82)
	Consumer	(47)	(44)
		(114)	(126)
	Recoveries	14	19
	Net Charge-offs	(100)	(107)

	Additions charged to operations	452	283

	Balance at end of period	$1,724	$1,372

	Ratio of net charge-offs during the period to average loans outstanding during the period	.09%	.11%

At December 31, 2004 and 2003 the allowance was allocated as follows ($ in thousands):

	2004		2003
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$ 690	29%	$ 549	29%
Real estate-construction	172	13%	137	16%
Real estate-1 to 4 family residential	172	20%	137	21%
Real estate-commercial	259	35%	206	28%
Consumer loans	431	6%	343	6%

Total	$ 1,724	100%	$ 1,372	100%

Allowance For Loan Losses

In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2004, 67% of outstanding loans are secured by real estate.

The Bank’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.  The same is true for the Bank’s real estate mortgage portfolio, approximately 18% of which is secured by first mortgage on 1-4 family residential properties.

Although the Bank’s loan portfolio is concentrated in East Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

V.            DEPOSITS

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2004		2003
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$ 22,443	Not applicable	$ 15,928	Not applicable
NOW deposits	38,196	1.23%	32,773	1.31%
Savings deposits	5,391.96%		3,817	1.10%
Time deposits	66,891	2.75%	55,816	2.75%

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2004 (in thousands):

Certificates of Deposit

3 months or less	$ 5,772
3-12 months	10,583
12 months thru 3 years	11,195
over 3 years	9,458

Total	$ 37,008

VI.           RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2004	2003

Return (loss) on average assets	.97%	.86%
Return (loss) on average equity	11.68%	9.72%
Average equity to average assets ratio	8.32%	8.91%
Dividend payout ratio	—%	—%

VII.          SHORT-TERM BORROWINGS

Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

	2004	2003

Average daily balance during the year	$ 206	$ 613
Average interest rate during the year	.32%	.52%
Maximum month-end balance during the year	$ 316	$ 694
Weighted average interest rate at year-end	.93%	.15%

VIII.        OTHER BORROWINGS

A trust formed by the Company issued $5,000 of floating rate( 3 month LIBOR plus 2.05%)  trust preferred securities in December 2004 as part of a pooled offering of such securities.  The Company issued subordinated debentures in amount of $5,155 to the trust in exchange for the proceeds of the offering; the debentures represent the sole asset of the trust.  The Company may redeem the subordinated debentures, in whole or in part, after December 2009.  The subordinated debentures must be redeemed no later than December 2034.

ITEM 7.  FINANCIAL STATEMENTS

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 7 are set forth on pages F-1 through F-19 of this Annual Report and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls and Procedures

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 19, 2005, and such information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1*	Charter of Southern Heritage Bank
3.2*	Bylaws of Southern Heritage Bank
4*	Specimen Stock Certificate for Southern Heritage Bancshares, Inc.
10.1	2000 Stock Option Plan for Employees for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
10.2	2000 Non-Employee Directors Stock Option Plan for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
21	Subsidiaries of Registrant
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
33.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*Previously filed as an exhibit to the Company’s Registration Statement on Form 8-KSB, as filed with the Securities and Exchange Commission on August 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN HERITAGE BANCSHARES, INC.

By:	/s/ Steven W. Ledbetter
Steven W. Ledbetter, Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ R. Danny Hays, M.D.	By:	/s/ Larry S. McDaniel
R. Danny Hays, M.D.		Larry S. McDaniel
Date:	April 13, 2005	Date:	April 13, 2005

By:	/s/ Steven W. Ledbetter	By:	/s/ J. Lee Stewart
Steven W. Ledbetter		J. Lee Stewart
Date:	April 13, 2005	Date:	April 13, 2005

By:	/s/ Henry F. Smith	By:	/s/ Len D. Graham
Henry F. Smith		Len D. Graham
Date:	April 13, 2005	Date:	April 13, 2005

By:	/s/ Jim A. Workman	By:	/s/ Clyde A. Kyle, Jr., M.D.
Jim A. Workman		Clyde A. Kyle, Jr., M.D.
Date:	April 13, 2005	Date:	April 13, 2005

By:	/s/ Eddie N. Duncan, M.D.	By:	/s/ Lester T. Simerville, Sr.
Eddie N. Duncan, M.D.		Lester T. Simerville, Sr.
Date:	April 13, 2005	Date:	April 13, 2005

By:	/s/ Roger E. Jenne, Esq.	By:	/s/ James F. Williams, Jr.
Roger E. Jenne, Esq.		James F. Williams, Jr.
Date:	April 13, 2005	Date:	April 13, 2005

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

SOUTHERN HERITAGE BANCSHARES, INC.

Cleveland, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southern Heritage Bancshares, Inc.

Cleveland, Tennessee

We have audited the consolidated balance sheets of Southern Heritage Bancshares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Heritage Bancshares, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC
Brentwood, Tennessee
March 29, 2005

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollar amounts in thousands except per share data)

	2004	2003
ASSETS
Cash and due from financial institutions	$4,653	$4,455
Federal funds sold	440	90
Cash and cash equivalents	5,093	4,545

Securities available for sale	19,667	15,654
Loans held for sale	683	278
Loans	125,925	102,831
Allowance for loan losses	(1,723)	(1,372)
Net loans	124,202	101,459

Premises and equipment	5,580	5,824
Federal Home Loan Bank and Bankers Bank stock	455	266
Accrued interest receivable	529	373
Other assets	652	517

Total assets	$156,861	$128,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$22,724	$15,341
Interest bearing	114,635	100,359
Total deposits	137,359	115,700

Repurchase agreements and federal funds purchased	1,052	1,783
Accrued interest payable	429	311
Subordinated debentures	5,155	—
Other liabilities	339	49
Total liabilities	144,334	117,843

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 2,000,000 shares authorized; 1,024,720 shares issued	1,025	1,025
Additional paid-in capital	9,222	9,222
Retained earnings	2,277	901
Accumulated other comprehensive income (loss)	3	(75)

Total shareholders’ equity	12,527	11,073

Total liabilities and shareholders’ equity	$156,861	$128,916

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

(Dollar amounts in thousands except per share data)

	2004	2003
Interest income
Loans, including fees	$6,957	$5,821
Securities	603	456
Federal funds sold	55	55
	7,615	6,332
Interest expense
Deposits	2,362	2,005
Other	1	2
	2,363	2,007

Net interest income	5,252	4,325

Provision for loan losses	452	283

Net interest income after provision for loan losses	4,800	4,042

Noninterest income
Service charges on deposit accounts	1,184	666
Mortgage banking activities	404	656
Net securities gains (losses)	16	(26)
Other	220	190
	1,824	1,486
Noninterest expense
Salaries and employee benefits	2,172	1,959
Occupancy	346	328
Furniture and equipment	137	145
Data processing	483	472
Advertising and public relations	264	220
Operating supplies	88	88
Other	952	776
	4,442	3,988

Income before income taxes	2,182	1,540

Income taxes	806	507

Net income	$1,376	$1,033

Earnings per share:
Basic	$1.34	$1.01
Diluted	$1.25	$.97

Shares used in computation of earnings per share:
Basic	1,024,720	1,024,720
Diluted	1,097,701	1,067,507

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

(Amounts in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2003	1,025	$1,025	$9,222	$(132)	$28	$10,143

Comprehensive income:
Net income	—	—	—	1,033	—	1,033
Change in unrealized gain on securities available for sale	—	—	—	—	(119)	(119)
Reclassification adjustment for losses included in net income, net of tax benefits of $10	—	—	—	—	16	16

Total comprehensive income						930

Balance at December 31, 2003	1,025	1,025	9,222	901	(75)	11,073

Comprehensive income:
Net income	—	—	—	1,376	—	1,376
Change in unrealized gain on securities available for sale	—	—	—	—	89	89
Reclassification adjustment for gains included in net income, net of tax benefits of $5	—	—	—	—	(11)	(11)

Total comprehensive income						1,454

Balance at December 31, 2004	1,025	$1,025	$9,222	$2,277	$3	$12,527

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

(Dollar amounts in thousands)

	2004	2003
Cash flows from operating activities
Net income	$1,376	$1,033
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	421	421
Provision for loan losses	452	283
FHLB stock dividends	(10)	(5)
Securities (gains) losses	(16)	26
Gains on sales of mortgage loans	(404)	(656)
Mortgage loans originated for sale	(21,413)	(31,175)
Proceeds from sale of mortgage loans	21,512	32,596
Increase in accrued interest receivable	(156)	(2)
Increase in accrued interest payable	118	26
Increase (decrease) in other liabilities	290	(125)
Other, net	(290)	(186)
Net cash from operating activities	1,780	2,236

Cash flows from investing activities
Purchases of securities available for sale	(11,740)	(16,300)
Maturities and redemptions of securities available for sale	2,749	7,995
Proceeds from sales of securities available for sale	5,082	972
Purchases of FHLB and Bankers Bank stock	(189)	(15)
Net increase in loans	(23,094)	(18,651)
Purchases of premises and equipment	(123)	(207)
Net cash from investing activities	(27,315)	(26,207)

Cash flows from financing activities
Proceeds from issuance of subordinate debentures	5,155	—
Net increase in deposits	21,659	18,563
Increase (decrease) in repurchase agreements and federal funds purchased	(731)	1,063
Net cash from financing activities	26,083	19,626

Net change in cash and cash equivalents	548	(4,345)

Cash and cash equivalents at beginning of year	4,545	8,890

Cash and cash equivalents at end of year	$5,093	$4,545

Cash paid during year for interest	$2,245	$1,981
Cash paid during year for income taxes	783	566

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry.  The significant policies are summarized as follows:

Principles of Consolidation: The consolidated financial statements include Southern Heritage Bancshares, Inc. and its wholly owned subsidiary, Southern Heritage Bank, together referred to as “the Company”.  Intercompany transactions and balances are eliminated in consolidation.

Nature of Operations:  Southern Heritage Bancshares, Inc. was formed in 2004 as a one bank holding company that owns 100% of Southern Heritage Bank (the Bank).  Shareholders of the Bank received one share of the Company for every share of the Bank they owned.  Since the transaction involved entities under common control, financial information for prior periods of the Bank is shown as if the transaction occurred as of the beginning of the earliest period presented.  Substantially all of the consolidated operations are that of the Bank.

Southern Heritage Bank received its charter as a state bank and began operations on April 12, 1999.  The Bank provides a variety of banking services to individuals and businesses in Bradley County, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows:  Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and repurchase agreements.  The Bank is required to maintain noninterest-bearing average reserve balances with the Federal Reserve Bank.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.  Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term using the level-yield method without anticipating prepayments.  Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage Loans Held for Sale:  Certain mortgage loans held for sale, servicing released, to permanent investors are stated at lower of cost or market in the aggregate with respect to the entire portfolio.  At December 31, 2004 and 2003, cost approximates the market value of such loans.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans meeting certain size and performance characteristics are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 5 years.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.  The effect of these options on earnings per common share was to increase average shares outstanding by 72,981 and 42,787 in 2004 and 2003 and decrease earnings per share by $.09 and $.04.  No shares were antidilutive at December 31, 2004 and 2003.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Off Balance Sheet Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

Stock Compensation:  Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003

Net income as reported	$1,376	$1,033
Deduct: Stock-based compensation expense determined under fair value based method	48	27

Pro forma net income	$1,328	$1,006

Basic earnings per share as reported	$1.34	$1.01
Pro forma basic earnings per share	1.30	.98

Diluted earnings per share as reported	1.25	.97
Pro forma diluted earnings per share	1.21	.94

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of 0 percent, risk free interest rate of 3.76%, and expected lives of 8 years.  The estimated stock price volatility of the options granted in 2003 was 10.51%.  The weighted-average fair value of options granted during 2003 was $4.57 per share.   There were no options granted in 2004.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
Agencies	$1,487	$—	$(13)
State and municipal	12,069	93	(36)
Mortgage-backed	5,611	13	(52)
Corporate	500	—	—

Total	$19,667	$106	$(101)

2003
Agencies	$1,477	$3	$(23)
State and municipal	6,131	39	(70)
Mortgage-backed	7,538	24	(95)
Corporate	508	8	—

Total	$15,654	$74	$(188)

Proceeds from sales, gross gains and gross losses of available for sale securities were as follows:

	2004	2003

Proceeds from sales	$5,082	$972
Gross gains	41	23
Gross losses	25	49

The fair value of debt securities at year end 2004 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due from one to five years	$—
Due from five to ten years	5,802
Due after ten years	8,254
Mortgage-backed	5,611

$19,667

Securities pledged at year end 2004 and 2003 had a carrying amount of $1,694 and $2,175 and were pledged to secure public deposits and repurchase agreements.

At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

2004	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$493	$6	$492	$7	$985	$13
State and municipal	4,153	36	—	—	4,153	36
Mortgage-backed	2,597	24	1,646	28	4,243	52

Total temporarily impaired	$7,243	$66	$2,138	$35	$9,381	$101

2003	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$975	$23	—	—	$975	$23
State and municipal	3,279	70	—	—	3,279	70
Mortgage-backed	6,047	95	—	—	6,047	95

Total temporarily impaired	$10,301	$188	—	—	$10,301	$188

Unrealized losses on securities have not been recognized into income because the issuer(s) are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates.  The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2004	2003

Commercial	$33,503	$29,773
Real estate:
Residential	23,144	21,358
Commercial	40,632	29,432
Construction	22,014	16,505
Consumer	6,632	5,763
Subtotal	125,925	102,831
Less: Allowance for loan losses	1,723	1,372
Loans, net	$124,202	$101,459

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2004	2003

Balance at beginning of year	$1,372	$1,196
Provision charged to operating expenses	452	283
Loans charged off	(114)	(126)
Recoveries on previously charged-off loans	13	19

Ending balance	$1,723	$1,372

The Bank had no impaired loans at year-end 2004 or 2003 or during the years then ended.

Nonperforming loans were as follows:

	2004	2003

Loans past due over 90 days still on accrual	$1,518	$80
Nonaccrual loans	85	5

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2004	2003

Land	$1,456	$1,379
Buildings	2,939	2,939
Leasehold improvements	706	697
Furniture, fixtures and equipment	1,719	1,728
	6,820	6,743
Less: Accumulated depreciation	1,240	919

	$5,580	$5,824

Depreciation expense was $367 and $363 for 2004 and 2003.   Rent expense was $0 and $4 for 2004 and 2003.

NOTE 6 - DEPOSITS

Time deposits of $100 or more were $37,008 and $30,778 at year end 2004 and 2003.

Scheduled maturities of time deposits for the next five years and thereafter were as follows at year-end 2004:

2005	$31,151
2006	10,688
2007	11,159
2008	9,719
2009	6,900
Thereafter	326
$69,943

NOTE 7 – REPURCHASE AGREEMENTS

Repurchase agreements are secured by securities with a carrying amount of $780 and $204 at year-end 2004 and 2003.  Information concerning repurchase agreements is summarized as follows:

	2004	2003

Average daily balance during the year	$206	$613
Average interest rate during the year	.74%	.52%
Maximum month-end balance during the year	316	694
Weighted average interest rate at year-end	.93%	.15%
Balance at year end	100	204

NOTE 8- SUBORDINATED DEBENTURES

A trust formed by the Company issued $5,000 of floating rate trust preferred securities in 2004 as part of a pooled offering of such securities.  The Company issued subordinated debentures in the amount of $5,155 to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the trust.  The rate varies quarterly at 3-month LIBOR, plus 2.05% and was 4.50% at December 31, 2004.  The Company may redeem the subordinated debentures, in whole or in part, after December 2009 at face value.  The subordinated debentures must be redeemed no later than December 2034.

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2004	2003

Current federal	$725	$484
Current state	198	98
Deferred federal	(97)	(22)
Deferred state	(20)	(3)
	806	557
Less change in valuation allowance related to realization of deferred tax assets	—	(50)

Actual tax expense	$806	$507

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$602	$475
Unrealized loss on securities	—	39
Total deferred tax assets	602	514
Less valuation allowance	—	—
Total deferred tax assets	602	514

Deferred tax liabilities:
Depreciation	(335)	(310)
Unrealized gains on securities	(2)	—
Other	(11)	(26)
Total deferred tax liabilities	(348)	(336)

Net deferred tax asset	$254	$178

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to income or loss before income taxes) is as follows:

	2004	2003

Computed “expected” tax expense	$742	$524
Tax exempt interest	(90)	(42)
State income taxes, net of effect of Federal income taxes	117	67
Change in valuation allowance	—	(50)
Expenses not allowed as tax deductions	41	5
Other, net	(4)	3

Income tax expense	$806	$507

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 were as follows:

Beginning balance	$5,571
New loans	2,591
Repayments	(201)

Ending balance	$7,961

Deposits from principal officers, directors, and their affiliates at year-end 2004 and 2003 were $4,573 and $3,087.

NOTE 11 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At year-end 2004, only the Bank was subject to these regulatory capital requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts and ratios for the Bank are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total Capital to risk weighted assets	$19,248	13.79%	$11,167	8%	$13,959	10%

Tier 1 (Core) Capital to risk weighted assets	16,701	11.96%	5,584	4%	8,375	6%

Tier 1 (Core) Capital to average assets	16,701	10.73%	6,228	4%	7,784	5%

December 31, 2003

Total Capital to risk weighted assets	$12,521	11.01%	$9,101	8.00%	$11,376	10.00%

Tier 1 (Core) Capital to risk weighted assets	11,149	9.80%	4,550	4.00%	6,826	6.00%

Tier 1 (Core) Capital to average assets	11,149	8.54%	5,224	4.00%	6,531	5.00%

The Bank is also subject to state regulations restricting the amount of dividends that can be paid.  At year end 2004, the Bank could pay approximately $2,200 in dividends under these regulations.

NOTE 12 — OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.  The majority of the Bank’s commitments to extend credit has maturities less than one year and reflects the prevailing market interest rates at the time of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004		2003
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$8,979,000	$20,787,000	$6,716,000	$15,943,000
Letters of credit	78,000	1,923,000	1,329,000	—

The fixed rate commitments have interest rates ranging from 4.20% to 8.50% at year end 2004.

NOTE 13 - STOCK COMPENSATION PLANS

The Bank established an Incentive Stock Option Plan for certain officers and employees and a Non-Employee Directors’ Non-Qualified Stock Option Plan effective August 8, 2000.  The plans grant options to key employees and directors at fair value at date of grant.  The director options vest 100% after six months from the grant date, and the employee options vest 20% every two years.  At December 31, 2004, there were options to purchase 11,000 shares pursuant to the Non-Employee Directors’ Plan and options to purchase 139,535 shares pursuant to the Employees Plan.  All options expire within ten years from the date of grant.

A summary of the status of the Company’s stock option plans is presented below:

			Average
	Options	Exercisable	Exercise
	Outstanding	Options	Price
Outstanding at December 31, 2002	101,535	24,307	$10.00
Options granted	49,000	—	18.00
Options which became exercisable	—	4,800	10.00
Options exercised	—	—	—

Options outstanding at December 31, 2003	150,535	29,107	12.60
Options granted	—	—	—
Options which became exercisable	—	13,307	12.81
Options exercised	—	—	—

Options outstanding at December 31, 2004	150,535	42,414	$12.60

The number or outstanding and exercisable options and the weighted average lives at year-end 2004 were as follows:

	Options Outstanding		Exercisable Options
		Weighted		Weighted
Exercise Price	Number	Average Life	Number	Average Life
$ 10	101,435	6.3 years	42,414	6.3 years
$ 18	49,000	9.0 years	—	—

NOTE 14 — RETIREMENT PLAN

The Company, effective September 1, 2004, has a 401(k) profit sharing plan covering employees meeting certain age and service requirements.  Employees may contribute up to a certain dollar amount which is set by law.  The Company makes matching contributions equal to 75% of the employee’s contribution up to 6% of the employee’s compensation.  Participants are vested immediately in their contributions plus the actual earnings thereon.  Company contributions are vested 20% per year over 5 years.  Expense for 2004 was $22.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank and Bankers Bank stock, accrued interest receivable and payable, demand deposits, repurchase agreements, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issued.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is based on market quotes.  The fair value of off-balance-sheet loan commitments is considered nominal.

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,093	$5,093	$4,545	$4,545
Securities available for sale	19,667	19,667	15,654	15,654
Loans held for sale	683	683	278	278
Loans, net of allowance	124,202	121,432	101,459	102,840
FHLB and Bankers Bank stock	455	455	266	266
Accrued interest receivable	529	529	373	373

Financial liabilities
Deposits	$137,359	$137,214	$115,700	$115,700
Repurchase agreements	1,052	1,052	1,783	1,783
Accrued interest payable	429	429	311	311
Subordinated Debentures	5,155	5,155	—	—