Form 10QSB
period 2005-03-31
Southern Heritage Bancshares, Inc.
filed 2005-05-23
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00050921

SOUTHERN HERITAGE BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	42-1627829
(State of Incorporation)	(I.R.S. Employer Identification No.)

3020 Keith Street, N.W. Cleveland, Tennessee	37312
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒	No ☐

State the outstanding number of shares of the issuer’s common stock as of April 30, 2005:    1,025,820

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended March 31, 2005

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Balance Sheets

March 31, 2005

( $ amounts in thousands except share and earnings per share )

	(Unaudited) March 31, 2005	December 31, 2004	Amount Change	% Change
Assets
Cash and due from banks	$4,472	4,653	(181)	-3.9%
Federal funds sold	4,747	440	4,307	978.9%
Cash and cash equivalents	9,219	5,093
Securities available-for-sale, at fair value	17,778	19,667	(1,889)	-9.6%
Mortgage loans held for sale	721	683	38	5.6%
Loans	132,046	125,925	6,121	4.9%
Allowance for loan losses	(1,839)	(1,723)	(116)	6.7%
Loans, net	130,207	124,202	6,005	4.8%
Premises and equipment	5,544	5,580	(36)	-0.6%
Restricted stock	473	455	18	4.0%
Accrued income receivable	620	529	91	17.2%
Other assets	789	652	137	21.0%
	$165,351	156,861	8,490	5.4%

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$24,576	22,724	1,852	8.1%
Interest-bearing	121,856	114,635	7,221	6.3%
Total deposits	146,432	137,359	9,073	6.6%
Repurchase agreements	183	1,052	(869)	-82.6%
Accrued interest payable	463	429	34	7.9%
Subordinated debentures	5,155	5,155	0	0.0%
Other liabilities	403	339	64	18.9%
Total liabilities	152,636	144,334	8,302	5.8%
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—	—	0.0%
Common stock, $1 par value. Authorized 2,000,000 shares; issued 1,024,720 shares	1,025	1,025	0	0.0%
Additional paid-in-capital	9,222	9,222	0	0.0%
Retained Earnings	2,692	2,277	415	18.2%
Accumulated other comprehensive income (loss)	(224)	3	(227)	-7566.7%
Total shareholders’ equity	12,715	12,527	188	1.5%
	$165,351	156,861	8,490	5.4%

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.

Consolidated Statements of Operations

Three Months Ended March 31

(Unaudited)

( $ amounts in thousands except share and earnings per share )

	2005	2004	Amount Change	% Change
Interest income:
Loans, including fees	$2,035	1,610	425	26.4%
Securities	176	133	43	32.3%
Federal funds sold	21	5	16	320.0%
Total interest income	2,232	1,748	484	27.7%
Interest expense:
Deposits	682	534	148	27.7%
Other borrowed funds	58	—	58
Total interest expense	740	534	206	38.6%
Net interest income	1,492	1,214	278	22.9%
Provision for loan losses	129	113	16	14.2%
Net interest income after provision for loan losses	1,363	1,101	262	23.8%
Noninterest income:
Service charges on deposit accounts	319	201	118	58.7%
Mortgage banking activities	87	98	(11)	-11.2%
Gain (loss) on sale of securities	(3)	25	(28)	-112.0%
Other service charges, commissions and fees	80	54	26	48.1%
Total noninterest income	483	378	105	27.8%
Noninterest expenses:
Salaries and employee benefits	567	507	60	11.8%
Occupancy expense	88	84	4	4.8%
Other operating expenses	542	387	155	40.1%
Total noninterest expenses	1,197	978	219	22.4%
Income before income taxes	649	501	148	29.5%
Income taxes	234	182	52	0.0%
Net income	415	319	96	30.1%

Other comprehensive income:
Unrealized gains/losses on securities	(227)	188

Comprehensive income	188	507

Basic earnings per share	$0.39	$0.30	0.09	30.1%
Diluted earnings per share	$0.36	$0.28

Shares used in computation of earnings per share			0	0.0%
Basic	1,075,956	1,075,956	0	0.0%
Diluted	1,161,288	1,132,196

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31

(Unaudited)

($ amounts in thousands )

	2005	2004	Amount Change	% Change
Cash flows from operating activities:
Net income	$415	319	96	30%
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	104	112	(8)	-7%
Provision for loan losses	129	113	16	14%
Gain (loss) on sale of securities available for sale	(3)	25
FHLB stock dividends	2	1
Mortgage loans originated for sale	(4,725)	(4,675)
Proceeds from sale of mortgage loans	4,687	4,572
Decrease (increase) in accrued income receivable	(91)	(6)	(85)	1417%
Increase in accrued income payable	34	44
Other, net	32	(7)	39	-557%
Net cash provided by operating activities	584	498	86	17%
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities available for sale	321	542
Proceeds from sales of securities available for sale	4,408	3,151	1,257	100%
Purchases of securities available for sale	(3,196)	0	(3,196)	100%
Purchases of restricted stock	(18)	(3)
Net increase in loans	(6,121)	(5,097)	(1,024)	20%
Purchases of premises and equipment	(56)	(22)	(34)	155%
Net cash used by investing activities	(4,662)	(1,429)	(3,233)	226%
Cash flows from financing activities:
Decrease in repurchase agreements	(869)	(1,467)	598
Increase in deposits	9,073	12,199	(3,126)	-26%
Net cash provided by financing activities	8,204	10,732	(2,528)	-24%

Net increase in cash	4,126	9,801	(5,675)	-58%
Cash and cash equivalents, beginning of period	5,093	4,545	548	12%

Cash and cash equivalents, end of period	$9,219	14,346	(5,127)	-36%

Cash payments for interest	$706	489	4,747
Cash payments for income taxes	329	163

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2005

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

Southern Heritage Bancshares, Inc. is a one bank holding company that owns 100% of Southern Heritage Bank (the Bank).   Substantially all of the consolidated operations are that of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of March 31, 2005, the results of operations for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005.  The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2004, financial statements.  The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In Thousands)	(In Thousands)

Balance January 1	$1,723	$1,372

Add (deduct):
Losses charged to allowance	(22)	(4)
Recoveries credited to allowance	9	2
Provision for loan losses	129	113

Balance March 31	$1,839	$1,483

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Net income as reported	$415	$319
Deduct: Stock-based compensation expense determined under fair value based method	12	12

Pro Forma net income	$403	$307

Basic earnings per share as reported	$0.39	$0.30
Pro Forma basic earnings per share	0.37	0.29

Diluted earnings per share as reported	0.36	0.28
Pro Forma diluted earnings per share	0.35	0.27

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.  The effect of these options on earnings per common share was to increase average shares outstanding by 85,332 and 56,240 in 2005 and 2004 and decrease earnings per share by $.03 and $.02.  No shares were antidilutive at March 31, 2005 and 2004.

SOUTHERN HERITAGE BANK

Statements of Income

(Unaudited)

($ amounts in thousands except earnings per share)

	2002	2001	Amount Change	% Change
Interest income:
Loans, including fees	$1,024	759	265	34.9%
Securities-taxable	165	164	1	0.6%
Federal funds sold	17	59	(42)	-71.2%
Total interest income	1,206	982	224	22.8%
Interest expense:
Deposits	406	541	(135)	-25.0%

Total interest expense	406	541	(135)	-25.0%
Net interest income	800	441	359	81.4%
Provision for loan losses	132	53	79	149.1%
Net interest income after provision	668	388	280	72.2%
Noninterest income:
Service charges on deposit accounts	98	50	48	96.0%
Mortgage banking activities	102	48	54	112.5%
	19	22
Other service charges, commissions and fees	41	17	24	141.2%
Total noninterest income	260	137	123	89.8%
Noninterest expenses:
Salaries and employee benefits	390	291	99	34.0%
Occupancy expense	57	43	14	24.6%
Other operating expenses	284	239	45	18.8%
Total noninterest expenses	731	574	157	27.4%
Loss before income taxes	197	(49)	246	-502.0%
Income taxes	0	0	0	0.0%
Net loss	$197	(49)	246	-502.0%

Earnings (loss) per share
Basic	$0.19	(0.09)	0.28	-324.9%

Weighted average shares outstanding
Basic		572,753	(572,753)	-100.0%
Diluted		608,353	(608,353)	-100.0%

Item 2.  Management’s Discussion and Analysis

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at March 31, 2005, to December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004.  The Company is a one bank holding company that owns 100% of Southern Heritage Bank (the “Bank”).  Substantially all of the consolidated operations are that of the Bank.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of March 31, 2005 increased 5.4%, or $8,490,000, to $165,351,000, compared with $156,861,000 at December 31, 2004.  The increase in total assets was funded by a comparable increase in total deposits of $9,073,000.  Cash and cash equivalents increased $4,126,000 to $9,219,000 at March 31, 2005 from $5,093,000 at December 31, 2004.  Securities decreased $1,889,000 to $17,778,000 at March 31, 2005 compared to $19,667,000 at December 31, 2004.

Loans are the principal component of the Bank’s assets and the primary source of income.  Total loans at March 31, 2005, were $132,046,000 compared to $125,925,000 at December 31, 2004, an increase of $6,121,000.  Most of the net loan growth in the first three months of 2005 was in construction loans secured by real estate which increased $2,666,000; commercial loans secured by real estate increased $1,119,000, and other loans increased $1,805,000. As of March 31, 2005, $41,751,000 or 32% of total loans were commercial loans secured by real estate.  Commercial loans were $33,921,000 or 26% of total loans.  Loans secured by 1-4 family residential real estate were $24,152,000 or 18% of total loans.  Construction loans secured by real estate were $24,680,000 or 19% of total loans.  Consumer loans were $4,431,000 or 3% of total loans.  Other loans were $3,559,000 or 2% of total loans.  Of the total loans, $87,393,000 or 66.2% mature or reprice within 12 months.  Only $2,371,000 or 1.8% mature or reprice over five years.

There was $721,000 in mortgage loans held for sale at March 31, 2005, compared with $683,000 at December 31, 2004.  The increase in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will continue to be strong.  The loan-to-deposit ratio as of March 31, 2005, was 90.2%, compared to 91.7% at December 31, 2004, and the loan-to-assets ratio was 79.9% at March 31, 2005, compared to 80.3% at December 31, 2004.  Management expects that the loan-to-deposit ratio for the remainder of 2005 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds.  All securities are classified as “available for sale”.  We have no plans to liquidate a significant amount of the securities portfolio.

As of March 31, 2005, the Bank owned $17,778,000 of securities available-for-sale, a decrease of $1,889,000 or 9.6%.  The decrease in securities available-for-sale is primarily due to the principal payments of mortgage-backed securities and the funding of loan growth.

Deposits which are the Bank’s primary source of funds, totaled $146,432,000 at March 31, 2005, for an increase of $9,073,000, or 6.6%, compared to $137,359,000 at December 31, 2004.  Deposits at March 31, 2005 consisted of $24,576,000 or 16.8% in non-interest bearing demand deposits, $38,566,000 or 26.3% in interest-bearing demand deposits, $76,823,000 or 52.5% in time certificates of deposit and $6,467,000 or 4.4% in savings accounts.  There was $13,644,000 in brokered CDs at March 31, 2005 compared to $11,470,000 at December 31, 2004.  The Bank has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs.  Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions.  The Bank believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $6,880,000 in the first three months of 2005.  At March 31, 2005, the weighted average rate on CDs was 3.04% compared to 2.69% for the three months ended March 31, 2004. The Bank has time deposits maturing within one year of $39,447,000 or 51.3% of total time deposits.  Time deposits maturing greater than one year is $37,375,000 or 48.7% of total time deposits.  Interest-bearing accounts, other than CDs, increased $340,000 in the first three months of 2005.  Noninterest bearing deposits increased $1,852,000 for the three months ended March 31, 2005.  The weighted average cost of all deposit accounts during the first three months of 2005 was 1.96% compared to 1.77% for the same period in 2004.

Total shareholders’ equity increased $188,000, to $12,715,000 at March 31, 2005, from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $415,000 for the first three months of 2005 along with a net increase in unrealized losses on securities available for sale of $227,000 net of tax.

As of March 31, 2005 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio was 13.68%.  Tier-1 to risk-weighted assets ratio was 11.85% and Tier-1 to average asset ratio was 10.66%.

RESULTS OF OPERATIONS

For the first three months of 2005, net income after tax was $415,000, compared to $319,000 for the same period in 2004, an increase of 30.1%.  The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the bank.  Net interest income before the provision for loan losses for the first three months of 2005 was $1,492,000, an increase of $278,000 or 22.9% from $1,214,000 for the first three months of 2004.  The net interest margin increased 20 basis points to 4.17% at March 31, 2005 compared to 3.97% for the same period in 2004.

Interest and fee income on loans for the first three months of 2005 was $2,035,000, an increase of $425,000 or 26.4% from $1,610,000 for the three months ended March 31, 2004.  The increase in interest and fee income on loans is primarily due to increased volume in construction and commercial real estate loans and an increase in rates following the Federal Reserve’s efforts to increase short term rates.

Interest income from securities and short-term funds totaled $197,000 for the first three months of 2005, an increase of $59,000 over the same period of 2004.  The increase in 2005 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $21,817,000 at March 31, 2005 compared to $16,023,000 at March 31, 2004 and the increase in short term rates.

Interest expense totaled $740,000 in the first three months of 2005, compared to $534,000 for the same period of 2004.  The increase in interest expense in 2005 was due to the significant growth of deposits. The Bank’s cost of funds increased to 2.35% at March 31, 2005 compared to 2.12% at March 31, 2004 as a result of the increase in short term rates. Total deposits outstanding at March 31, 2005 were $146,432,000 compared to $137,359,000 at March 31, 2004.

The Bank’s net interest margin for the first three months of 2005 was 4.17% compared to 3.97% for the three months ended March 31, 2004.

The Bank’s yield on earning assets has increased to 6.01%, for the first three months of 2005 compared to 5.71% for the same period of 2004.  The cost of interest-bearing funds has followed the same trend, increasing to 2.35% for the first three months of 2005, up from 2.12% for the three month ended March 31, 2004.

In the first three months of 2005, the Bank provided $129,000 for probable incurred loan losses, compared to $113,000 for the same period of 2004.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as a conservative posture due to the bank’s short history.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The net charge-offs for the first three months of 2005 were $13,000 compared to $2,000 for the same period in 2004.

At March 31, 2005, the Bank had three loans totaling $233,000 in nonaccrual status.  This compares with December 31, 2004, where there were five loans totaling $85,000 in nonaccrual.  At March 31, 2005 there were no loans that were more than 90 days delinquent compared to two loans totaling $1,518,000 as of December 31, 2004.  In the first three months of 2005, loans totaling $22,000 were charged off and $9,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at March 31, 2005, is adequate to absorb probable incurred losses in the loan portfolio.

Total noninterest income for the first three months of 2005 was $483,000 compared to $378,000 for the same period in 2004.  The Bank originates and sells long-term fixed rate mortgages and the related servicing.  Mortgage loans originated and sold generated $87,000 of fees as of March 31, 2005 compared to $98,000 for the three months ended March 31, 2004.  The average loan closed declined $7,000 to $126,000 from $133,000 in the previous year.  The other large component of non-interest income is service charges on deposit accounts which totaled $319,000 as of March 31, 2005 compared to $201,000 for the same period in 2004.  The increase here is primarily due to the new “bounce protection” overdraft product introduced in May 2004 and overall deposit growth of the bank.

Noninterest expenses were $1,197,000 for the first three months of 2005 compared with $978,000 for the same period of 2004; an increase of $219,000 or 22.4%.  The growth in noninterest expenses in the first three months of 2005 is attributable primarily to the increase in salaries and benefits expense ($60,000 or 11.8%) and other operating expense ($155,000 or 40.1%).

As of March 31, 2005, the Bank had 44 full-time equivalent employees compared to 39 for the same period of 2004.  Salaries and wages represent $40,000 of the increase plus the employer match of $15,000 on the 401K plan that was not in existence at March 31, 2004 (implemented September 2004).

The increase in other operating expense was primarily in outside fees ($106,000).  This area includes FDIC and State Assessment fees, $4,000, director fees ($23,000), accounting, audit, and consulting ($79,000). The increase in directors’ fees is due to an increase in the annual retainer for non management directors from $3,000 to $6,000 per year and an increase in the number of meetings called in the first quarter.  The increase in accounting, audit and consulting is due to outsourcing parts of internal audit, compliance and information technology testing, as well as the cost for external audit and tax services. Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years.

The remaining increase in other operating expense includes increases in postage and supplies ($11,000), human resources training and seminars ($11,000), direct fees for the new “bounce protection” program ($13,000), and loss on the sale of foreclosed property ($5,000 increase).

The Bank booked income tax expense of $234,000 for the period ended March 31, 2005 compared to $182,000 for the same period in 20004.  The effective tax rate for both years is 36%.

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

In the first three months of 2005, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $13,644,000 in brokered certificates of deposit.

At March 31, 2005 and December 31, 2004, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	March 31, 2005	Dec. 31, 2004	Well-capitalized

Tier 1 capital to risk-weighted assets	11.85%	11.96%	6.0%
Total capital to risk-weighted assets	13.68%	13.79%	10.0%
Tier 1 leverage ratio	10.66%	10.73%	5.0%

As discussed above, total shareholders’ equity increased $188,000, to $12,715,000 at March 31, 2005 from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $415,000 for the first three months of 2005 along with a net increase in unrealized losses on securities available for sale of $227,000, net of tax.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities).  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At March 31, 2005 the cumulative one-year gap was a positive (or asset sensitive) $8,806,000 or 5.7% of earning assets compared to a positive gap of $7,679,000 or 5.2% of earning assets at December 31, 2004.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During the first quarter of 2005 the Bank experienced two rate increases after five such increases during 2004.  As a result of the positive gap position, the Bank’s net interest margin improved to 4.17% at March 31, 2005 compared to the 3.85% margin at December 31, 2004.  Management believes that interest rates will continue to increase during 2005.  The Bank’s strategy of being in a positive one year gap position should result in stable to increasing net interest margin as rates begin to rise.  Many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

Item 3.  Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the registrant’s management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on their evaluation, our President and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the registrant’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended March 31, 2005

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           Not applicable.

(c)           No repurchases for our securities were made during the quarter ended March 31, 2005.

The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company.  The Company is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI.  Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If Legends Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound banking practice.  Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current earnings.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Rule 13a-14(a) Certifications.

Section 1350 Certifications.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

5/17/05	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

5/17/05	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer