Form 10QSB
period 2005-06-30
Southern Heritage Bancshares, Inc.
filed 2005-08-15
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

Yes ☒	No ☐

State the outstanding number of shares of the issuer’s common stock as of July 31, 2005:  1,077,111

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended June 30, 2005

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Balance Sheets

June 30, 2005

($ amounts in thousands except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$3,849	4,653
Federal funds sold	12,083	440
Cash and cash equivalents	15,932	5,093
Securities available-for-sale, at fair value	20,686	19,667
Mortgage loans held for sale	108	683
Loans	135,082	125,925
Allowance for loan losses	(1,886)	(1,723)
Loans, net	133,196	124,202
Premises and equipment	5,497	5,580
Restricted stock	509	455
Accrued interest receivable	649	529
Other assets	770	652
	$177,347	156,861

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$24,380	22,724
Interest-bearing	133,147	114,635
Total deposits	157,527	137,359
Repurchase agreements	285	1,052
Accrued interest payable	609	429
Subordinated debentures	5,155	5,155
Other liabilities	426	339
Total liabilities	164,002	144,334
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized 2,000,000 shares; issued 1,077,111 shares	1,077	1,025
Additional paid-in-capital	10,719	9,222
Retained earnings	1,629	2,277
Accumulated other comprehensive income (loss)	(80)	3
Total shareholders’ equity	13,345	12,527
	$177,347	156,861

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30

(Unaudited)

($ amounts in thousands except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest income:
Loans, including fees	$2,135	1,672	$4,170	3,282
Securities	192	141	368	274
Federal funds sold	84	15	105	20
Total interest income	2,411	1,828	4,643	3,576
Interest expense:
Deposits	784	566	1,466	1,100
Other borrowed funds	69	—	127	—
Total interest expense	853	566	1,593	1,100
Net interest income	1,558	1,262	3,050	2,476
Provision for loan losses	58	67	187	180
Net interest income after provision for loan losses	1,500	1,195	2,863	2,296
Noninterest income:
Service charges on deposit accounts	339	297	658	498
Mortgage banking activities	116	107	203	205
Gain (loss) on sale of securities	(1)	(5)	(4)	20
Other service charges, commissions and fees	63	58	143	112
Total noninterest income	517	457	1,000	835
Noninterest expenses:
Salaries and employee benefits	688	538	1,255	1,045
Occupancy expense	87	84	175	168
Other operating expenses	527	430	1,069	817
Total noninterest expenses	1,302	1,052	2,499	2,030
Income before income taxes	715	600	1,364	1,101
Income taxes	238	221	472	403
Net income	477	379	892	698

Other comprehensive income (loss):
Unrealized gains/losses on securities net of tax	144	(530)	(83)	(342)

Comprehensive income (loss)	621	(151)	809	356

Basic earnings per share	$0.44	$0.35	$0.83	$0.65
Diluted earnings per share	$0.41	$0.33	$0.76	$0.61

Shares used in computation of earnings per share
Basic	1,077,111	1,075,956	1,077,111	1,075,956
Diluted	1,166,790	1,141,481	1,166,790	1,141,481

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Cash flows

Six Months Ended June 30

(Unaudited)

($ amounts in thousands except share and per share data)

	2005	2004
Cash flows from operating activities:
Net income	$892	698
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	199	214
Provision for loan losses	187	180
(Gain) loss on sale of securities available for sale	4	(20)
FHLB stock dividends	5	(2)
Mortgage loans originated for sale	(11,113)	(10,064)
Proceeds from sale of mortgage loans	11,688	10,023
Decrease (increase) in accrued interest receivable	(120)	33
Increase (decrease) in accrued interest payable	180	47
Other, net	(18)	(23)
Net cash provided by operating activities	1,904	1,086
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities available for sale	636	1,649
Proceeds from sales of securities available for sale	4,408	3,151
Purchases of securities available for sale	(6,207)	(4,867)
Purchases of restricted stock	(54)	(29)
Net increase in loans	(9,157)	(11,638)
Purchases of premises and equipment	(92)	(163)
Net cash used by investing activities	(10,466)	(11,897)
Cash flows from financing activities:
Decrease in repurchase agreements	(767)	(1,669)
Increase in deposits	20,168	15,682
Net cash provided by financing activities	19,401	14,013

Net increase (decrease) in cash	10,839	3,202
Cash and cash equivalents, beginning of period	5,093	4,545

Cash and cash equivalents, end of period	$15,932	7,747

Cash payments for interest	$1,413	1,053
Cash payments for income taxes	638	438

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2005

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of June 30, 2005, the results of operations for the six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005.  The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2004, financial statements.  The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(In Thousands)	(In Thousands)

Balance January 1	$1,723	$1,372
Add (deduct):
Losses charged to allowance	(37)	(15)
Recoveries credited to allowance	13	4
Provision for loan losses	187	180

Balance June 30	$1,886	$1,541

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.

At June 30, 2005, the Bank had two loans totaling $226,000 in nonaccrual status.  This compares with December 31, 2004, where there were five loans for a total of $85,000 in nonaccrual.  The Bank had no loans that were more than 90 days delinquent on June 30, 2005, compared to two loans totaling $1,518,000 as of December 31, 2004.  In the first six months of 2005, loans totaling $37,000 were charged off and $13,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at June 30, 2005, is adequate to absorb probable incurred losses in the loan portfolio.

Stock Dividend:  The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005.  The effects of this stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

Stock Compensation:  Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income; as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Satement No. 123, Accounting for Stock-Based Compensation.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income as reported	$892	$698
Deduct: Stock-based compensation expense determined under fair value based method	24	24

Pro Forma net income	$868	$674

Basic earnings per share as reported	$0.83	$0.65
Pro Forma basic earnings per share	0.81	0.63

Diluted earnings per share as reported	0.76	0.61
Pro Forma diluted earnings per share	0.74	0.59

Earnings Per Share Amount:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.  The effect of these options on earnings per common share was to increase average shares outstanding by 89,679 and 65,525 in 2005 and 2004 and decrease earnings per share by $.07 and $.04.  No shares were antidilutive at June 30, 2005 and 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at June 30, 2005, to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 and 2004.  Reasons for changes in the quarterly results are the same as those for the year to date results.  The Company is a one bank holding company that owns 100% of Southern Heritage Bank (the “Bank”).  Substantially all of the consolidated operations are that of the Bank.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of June 30, 2005 increased 13.1%, or $20,486,000, to $177,347,000, compared with $156,861,000 at December 31, 2004.  The increase in total assets was funded by a comparable increase in total deposits of $20,168,000.  Cash and cash equivalents increased $10,839,000 to $15,932,000 at June 30, 2005 from $5,093,000 at December 31, 2004.  Securities increased $1,019,000 to $20,686,000 at June 30, 2005 compared to $19,667,000 at December 31, 2004.

Loans are the principal component of the Bank’s assets and the primary source of income.  Total loans at June 30, 2005, were $135,082,000 compared to $125,925,000 at December 31, 2004, an increase of $9,157,000.  Most of the net loan growth in the first six months of 2005 was in construction loans secured by real estate which increased $2,656,000; commercial loans increased $2,068,000, and other loans increased $2,395,000. As of June 30, 2005, $41,359,000 or 31% of total loans were commercial loans secured by real estate.  Commercial loans were $35,571,000 or 27% of total loans.  Loans secured by 1-4 family residential real estate were $24,661,000 or 18% of total loans.  Construction loans secured by real estate were $24,669,000 or 18% of total loans.  Consumer loans were $4,237,000 or 3% of total loans.  Other loans were $4,149,000 or 3% of total loans.  Of the total loans, $90,173,000 or 66.8% mature or reprice within 12 months.  Only $2,014,000 or 1.5% mature or reprice over five years.

There was $108,000 in mortgage loans held for sale at June 30, 2005, compared with $683,000 at December 31, 2004.  The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will continue to be strong.  The loan-to-deposit ratio as of June 30, 2005, was 85.8%, compared to 91.7% at December 31, 2004, and the loan-to-assets ratio was 76.2% at June 30, 2005, compared to 80.3% at December 31, 2004.  Management expects that the loan-to-deposit ratio for the remainder of 2005 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds.  All securities are classified as “available for sale”.  We have no plans to liquidate a significant amount of the securities portfolio.

As of June 30, 2005, the company owned $20,686,000 of securities available-for-sale, an increase of $1,019,000 or 5.2% over the $19,667,000 at December 31, 2004.

Deposits which are the Bank’s primary source of funds, totaled $157,527,000 at June 30, 2005, for an increase of $20,168,000, or 14.7%, compared to $137,359,000 at December 31, 2004.  Deposits at June 30, 2005 consisted of $24,380,000 or 15.4% in non-interest bearing demand deposits, $43,767,000 or 27.8% in interest-bearing demand deposits, $82,897,000 or 52.6% in time certificates of deposit and $6,483,000 or 4.2% in savings accounts.  There was $16,371,000 in brokered CDs at June 30, 2005 compared to $11,470,000 at December 31, 2004.  The Bank has targeted local consumers, professionals, and small businesses as its central clientele.  These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs.  Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions.  The Bank believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $12,954,000 in the first six months of 2005.  At June 30, 2005, the weighted average rate on CDs was 3.12% compared to 2.68% for the six months ended June 30, 2004. The Bank has time deposits maturing within one year of $46,022,000 or 55.5% of total time deposits.  Time deposits maturing greater than one year is $36,875,000 or 44.5% of total time deposits.  Interest-bearing accounts, other than CDs, increased $5,558,000 in the first six months of 2005.  Noninterest bearing deposits increased $1,656,000 for the six months ended June 30, 2005.  The weighted average cost of all deposit accounts during the first six months of 2005 was 1.98% compared to 1.74% for the same period in 2004.

Total shareholders’ equity increased $818,000, to $13,345,000 at June 30, 2005, from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $892,000 for the first six months of 2005 along with a net increase in unrealized losses on securities available for sale of $83,000 net of tax.

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005.  The effects of the stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

As of June 30, 2005 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio was 13.68%.  Tier-1 to risk-weighted assets ratio was 12.43% and Tier-1 to average asset ratio was 10.55%.

RESULTS OF OPERATIONS

For the first six months of 2005, net income after tax was $892,000, compared to $698,000 for the same period in 2004, an increase of 27.8%.  The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the bank.  Net interest income before the provision for loan losses for the first six months of 2005 was $3,050,000, an increase of $574,000 or 23.2% from $2,476,000 for the first six months of 2004.  The net interest margin increased 13 basis points to 4.32% at June 30, 2005 compared to 4.19% for the same period in 2004.

Interest and fee income on loans for the first six months of 2005 was $4,170,000, an increase of $888,000 or 27.1% from $3,282,000 for the six months ended June 30, 2004.  The increase in interest and fee income on loans is primarily due to increased volume in construction real estate and commercial loans and an increase in rates following the Federal Reserve’s efforts to increase short term rates.

Interest income from securities and short-term funds totaled $473,000 for the first six months of 2005, an increase of $179,000 over the same period of 2004.  The increase in 2005 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $26,328,000 at June 30, 2005 compared to $18,521,000 at June 30, 2004 and the increase in short term rates.

Interest expense totaled $1,593,000 in the first six months of 2005, compared to $1,100,000 for the same period of 2004.  The increase in interest expense in 2005 was due to the significant growth of deposits. The Bank’s cost of funds increased to 1.98% at June 30, 2005 compared to 1.74% at June 30, 2004 as a result of the increase in short term rates. Total deposits outstanding at June 30, 2005 were $157,527,000 compared to $137,359,000 at December 31, 2004.

The Bank’s net interest margin for the first six months of 2005 was 4.32% compared to 4.19% for the six months ended June 30, 2004.

The Bank’s yield on earning assets has increased to 6.20%, for the first six months of 2005 compared to 5.91% for the same period of 2004.  The cost of interest-bearing funds has followed the same trend, increasing to 2.39% for the first six months of 2005, up from 2.10% for the six months ended June 30, 2004.

In the first six months of 2005, the Bank provided $187,000 for probable incurred loan losses, compared to $180,000 for the same period of 2004.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as a conservative posture due to the bank’s short history.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The net charge-offs for the first six months of 2005 were $24,000 compared to $11,000 for the same period in 2004.

At June 30, 2005, the Bank had two loans totaling $226,000 in nonaccrual status.  This compares with December 31, 2004, where there were five loans totaling $85,000 in nonaccrual.  At June 30, 2005 there were no loans that were more than 90 days delinquent compared to two loans totaling $1,518,000 as of December 31, 2004.  In the first six months of 2005, loans totaling $37,000 were charged off and $13,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at June 30, 2005, is adequate to absorb probable incurred losses in the loan portfolio.

Total noninterest income for the first six months of 2005 was $1,000,000 compared to $835,000 for the same period in 2004.  The Bank originates and sells long-term fixed rate mortgages and the related servicing.  Mortgage loans originated and sold generated $203,000 of fees; 89 loans closed, as of June 30, 2005 compared to $205,000; 78 loans closed, for the six months ended June 30, 2004.  The average loan closed declined $1,000 to $131,000 from $132,000 in the previous year.  The other large component of non-interest income is service charges on deposit accounts which totaled $658,000 as of June 30, 2005 compared to $498,000 for the same period in 2004.  The increase here is primarily due to the new “bounce protection” overdraft product introduced in May 2004 and overall deposit growth of the Bank.

RESULTS OF OPERATIONS (continued)

Noninterest expenses were $2,499,000 for the first six months of 2005 compared with $2,030,000 for the same period of 2004; an increase of $469,000 or 23.1%.  The growth in noninterest expenses in the first six months of 2005 is attributable primarily to the increase in salaries and benefits expense ($210,000 or 20.1%) and other operating expense ($252,000 or 30.8%).

As of June 30, 2005, the Bank had 45 full-time equivalent employees compared to 48 for the same period of 2004.  Salaries and wages represent $112,000 of the increase.  The employee bonus program was revised in 2005 resulting in an additional $45,000 charge over the previous year amount.  The employer match of $31,000 on the 401K plan was not in existence at June 30, 2004 (implemented September 2004).  During 2005, $8,000 was paid for recruiting and hiring key staff.

The increase in other operating expense was primarily in outside fees $147,000.  This area includes FDIC and State Assessment fees, $8,000, director fees $29,000, accounting, audit, and consulting $100,000. The increase in directors’ fees is due to an increase in the annual retainer for non management directors from $3,000 to $6,000 per year and an increase in the number of meetings called.  The increase in accounting, audit and consulting is due to outsourcing parts of internal audit, compliance and information technology testing, as well as the cost for external audit and tax services. Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years.

The remaining increase in other operating expense includes increases in postage and supplies $20,000, human resources training and seminars $25,000, direct fees for the new “bounce protection” program $26,000, data processing software $10,000, loan processing expense $14,000 and loss on the sale of foreclosed property $5,000.

The Bank booked income tax expense of $472,000 for the period ended June 30, 2005 compared to $403,000 for the same period in 2004.  The effective tax rate is 34.6% for 2005 compared to 36.6% for 2004.  The decrease is due to the Company’s emphasis on a larger percentage of the security portfolio being in tax free securities.  Total outstanding at June 30, 2005 was $14,472,000 or 70% of the portfolio compared to $7,325,000 or 47% in the prior year.  Income for the period was $216,000 compared to $100,000 in the prior year.

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

In the first six months of 2005, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $16,371,000 in brokered certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES (continued)

At June 30, 2005 and December 31, 2004, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	June 30, 2005	Dec. 31, 2004	Well-capitalized

Tier 1 capital to risk-weighted assets	12.43%	11.96%	6.0%
Total capital to risk-weighted assets	13.68%	13.79%	10.0%
Tier 1 leverage ratio	10.55%	10.73%	5.0%

As discussed above, total shareholders’ equity increased $818,000, to $13,345,000 at June 30, 2005 from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $892,000 for the first six months of 2005 along with a net increase in unrealized losses on securities available for sale of $83,000, net of tax.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities).  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At June 30, 2005 the cumulative one-year gap was a positive (or asset sensitive) $6,418,000 or 3.8% of earning assets compared to a positive gap of $7,679,000 or 5.2% of earning assets at December 31, 2004.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During the first six months of 2005 the Bank experienced four rate increases after only one increase during the same period in 2004.  As a result of the positive gap position, the Bank’s net interest margin improved to 4.32% at June 30, 2005 compared to the 3.85% margin at December 31, 2004.  Management believes that interest rates will continue to increase during 2005.  The Bank’s strategy of being in a positive one year gap position should result in stable to increasing net interest margin as rates begin to rise.  Many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the registrant’s management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on their evaluation, our President and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Shares of the Company’s common stock were issued to non-employee director pursuant to a stock option plan of the Company as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

April 1, 2005	1,100	$10

The aggregate proceeds of the shares sold were $11,000.

There were no underwriters and no underwriting discounts or commissions.  All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

The common stock is not convertible or exchangeable into other equity securities.

The proceeds of the sales are being used by the Company for general corporate purposes.

(b)                                 Not applicable.

(c)                                  No repurchases for our securities were made during the quarter ended June 30, 2005.

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

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of the Bank’s stockholders was held May 19, 2005.

(b)                                 The following members of the board of directors were each re-elected as Class III directors to serve for additional three year terms or until their respective successors are duly elected and qualified.

Len D. Graham

Clyde A. Kyle, Jr., M.D.

Lester T. Simerville, Sr.

James F. Williams, Jr.

The term of office for the following members of the board of directors continued after the meeting:  R. Danny Hays, M.D., Steven W. Ledbetter, Henry F. Smith and Jim A. Workman (Class I) and Eddie N. Duncan, M.D., Roger E. Jenne, Esq., Larry S. McDaniel and J. Lee Stewart (Class II).

(c)           (1)           The following directors were elected by the following tabulation:

	Number of Shares Voting	For	Against	Abstain	Broker Non- Votes

Len D. Graham	601,954	595,854	0	6,100	0
Clyde A. Kyle, Jr., M.D.	601,954	595,854	0	2,500	0
Lester T. Simerville, Sr.	601,954	595,854	0	6,100	0
James F. Williams, Jr.	601,954	600,954	0	1,000	0

(2)                                  The ratification of the appointment of Crowe, Chizek and Company, LLP as independent auditors for the Company for the fiscal year 2005 was as follows:

Number of Shares Voting	For	Against	Abstain	Broker Non- Votes

601,954	595,054	1,500	5,400	0

Item 5.  Other Information

None

Item 6.  Exhibits

Rule 13a-14(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

8/8/05	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

8/8/05	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer