Form 10QSB
period 2005-09-30
Southern Heritage Bancshares, Inc.
filed 2005-11-21
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

Yes ☒           No ☐

State the outstanding number of shares of the issuer’s common stock as of October 31, 2005:  1,082,675

Transitional Small Business Disclosure Format (check one):

Yes ☐           No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  No ☐

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended September 30, 2005

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Balance Sheets

September 30, 2005

	(Unaudited)
($ amounts in thousands except share and per share data)	September 30, 2005	December 31, 2004	Amount Change	% Change
Assets
Cash and due from banks	$5,218	4,653	565	12.1%
Federal funds sold	7,868	440	7,428	1688.2%
Cash and cash equivalents	13,086	5,093
Securities available-for-sale, at fair value	21,886	19,667	2,219	11.3%
Mortgage loans held for sale	1,152	683	469	68.7%
Loans	144,176	125,925	18,251	14.5%
Allowance for loan losses	(1,969)	(1,723)	(246)	14.3%
Loans, net	142,207	124,202	18,005	14.5%
Premises and equipment	5,452	5,580	(128)	-2.3%
Restricted stock	512	455	57	12.5%
Accrued interest receivable	706	529	177	33.5%
Other assets	997	652	345	52.9%
	$185,998	156,861	29,137	18.6%

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$28,801	22,724	6,077	26.7%
Interest-bearing	136,647	114,635	22,012	19.2%
Total deposits	165,448	137,359	28,089	20.4%
Repurchase agreements	263	1,052	(789)	-75.0%
Accrued interest payable	687	429	258	60.1%
Subordinated debentures	5,155	5,155
Other liabilities	570	339	231	68.1%
Total liabilities	172,123	144,334	27,789	19.3%
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—	—	0.0%
Common stock, $1 par value. Authorized 2,000,000 shares; issued 1,079,175 shares at Sept.30,2005 and 1,024,720 at Dec.31, 2004	1,079	1,025	54	5.3%
Additional paid-in-capital	10,736	9,222	1,514	16.4%
Retained earnings	2,140	2,277	(137)	-6.0%
Accumulated other comprehensive income (loss)	(80)	3	(83)	-2766.7%
Total shareholders’ equity	13,875	12,527	1,348	10.8%
	$185,998	156,861	29,137	18.6%

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30

(Unaudited)

($ amounts in thousands except share and per share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Amount Change	% Change
	2005	2004	2005	2004
Interest income:
Loans, including fees	$2,332	1,775	$6,502	5,057	1,445	28.6%
Securities	221	156	589	430	159	37.0%
Federal funds sold	63	12	168	32	136	425.0%
Total interest income	2,616	1,943	7,259	5,519	1,740	31.5%
Interest expense:
Deposits	902	605	2,368	1,705	663	38.9%
Other borrowed funds	72	—	199	—	199	#DIV/0!
Total interest expense	974	605	2,567	1,705	862	50.6%
Net interest income	1,642	1,338	4,692	3,814	878	23.0%
Provision for loan losses	111	182	298	362	(64)	-17.7%
Net interest income after provision for loan losses	1,531	1,156	4,394	3,452	942	27.3%
Noninterest income:
Service charges on deposit accounts	329	340	987	838	149	17.8%
Mortgage banking activities	110	90	313	295	18	6.1%
Gain (loss) on sale of securities	(2)	(2)	(6)	18	(24)	-133.3%
Other service charges, commissions and fees	59	53	202	165	37	22.4%
Total noninterest income	496	481	1,496	1,316	180	13.7%
Noninterest expenses:
Salaries and employee benefits	661	538	1,916	1,583	333	21.0%
Occupancy expense	88	86	263	254	9	3.5%
Other operating expenses	531	502	1,600	1,319	281	21.3%
Total noninterest expenses	1,280	1,126	3,779	3,156	623	19.7%
Income before income taxes	747	511	2,111	1,612	499	31.0%
Income taxes	238	178	710	581	129	0.0%
Net income	509	333	1,401	1,031	370	35.9%

Other comprehensive income (loss):
Unrealized gains/losses on securities net of tax	3	353	(80)	11

Comprehensive income (loss)	512	686	1,321	1,042

Basic earnings per share	$0.47	$0.31	$1.30	$0.96	0.34	35.5%
Diluted earnings per share	$0.43	$0.29	$1.20	$0.90	0.30	33.4%

Shares used in computation of earnings per share
Basic	1,079,175	1,075,956	1,079,175	1,075,956	3,219	0.3%
Diluted	1,170,519	1,149,192	1,170,519	1,149,192	21,327	1.9%

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30

(Unaudited)

($ amounts in thousands except share and per share data)	2005	2004
Cash flows from operating activities:
Net income	$1,401	1,031	370	36%
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	269	317	(48)	-15%
Provision for loan losses	298	362	(64)	-18%
(Gain) loss on sale of securities available for sale	6	(18)
FHLB stock dividends	(8)	(5)
Mortgage loans originated for sale	(19,875)	(15,578)
Proceeds from sale of mortgage loans	19,406	15,618
Decrease (increase) in accrued interest receivable	(177)	(136)	(41)	30%
Increase (decrease) in accrued interest payable	258	75
Other, net	(52)	(5)	(47)	940%
Net cash provided by operating activities	1,526	1,661	(135)	-8%
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities available for sale	1,044	2,283	(1,239)
Proceeds from sales of securities available for sale	5,294	4,729	565	100%
Purchases of securities available for sale	(8,716)	(7,112)	(1,604)	18%
Purchases of restricted stock	(57)	(29)
Net increase in loans	(18,251)	(20,837)	2,586	-12%
Purchases of premises and equipment	(147)	(113)	(34)	30%
Net cash used by investing activities	(20,833)	(21,079)	246	-1%
Cash flows from financing activities:
Decrease in repurchase agreements	(789)	(1,696)	907
Increase in deposits	28,089	22,904	5,185	23%
Net cash provided by financing activities	27,300	21,208	6,092	29%

Net increase (decrease) in cash	7,993	1,790	6,203	347%
Cash and cash equivalents, beginning of period	5,093	4,545	548	12%

Cash and cash equivalents, end of period	$13,086	6,335	6,751	107%

Cash payments for interest	$2,309	1,630	7,868
Cash payments for income taxes	852	613

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2005

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of September 30, 2005, the results of operations for the nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005.  The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2004, financial statements.  The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004
	(In Thousands)	(In Thousands)

Balance January 1	$1,723	$1,372
Add (deduct):
Losses charged to allowance	(70)	(96)
Recoveries credited to allowance	18	5
Provision for loan losses	298	362

Balance September 30	$1,969	$1,643

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based , in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.

At September 30, 2005, the Bank had one loan totaling $13,000 in nonaccrual status.  This compares with December 31, 2004, where there were five loans for a total of $85,000 in nonaccrual.  The Bank had no loans that were more than 90 days delinquent on September 30, 2005, compared to two loans totaling $1,518,000 as of December 31, 2004.  In the first nine months of 2005, loans totaling $70,000 were charged off and $18,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at September 30, 2005, is adequate to absorb probable incurred losses in the loan portfolio.

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

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004

Net income as reported	$1,401	$1,031
Deduct: Stock-based compensation expense determined under fair value based method	36	36

Pro Forma net income	$1,365	$995

Basic earnings per share as reported	$1.30	$0.96
Pro Forma basic earnings per share	1.26	0.92

Diluted earnings per share as reported	1.20	0.90
Pro Forma diluted earnings per share	1.17	0.87

Earnings Per Share Amount:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.  The effect of these options on earnings per common share was to increase average shares outstanding by 91,344 and 73,236 in 2005 and 2004 and defease earnings per share by $.09 and $.05.  No shares were antidilutive at September 30, 2005 and 2004.

Item 2.  Management’s Discussion And Analysis

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at September 30, 2005, to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 and 2004.  Reasons for changes in the quarterly results are the same as those for the year to date results.  The Company is a one bank holding company that owns 100% of Southern Heritage Bank (the “Bank”).  Substantially all of the consolidated operations are that of the Bank.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2005 increased 18.6%, or $29,137,000, to $185,998,000, compared with $156,861,000 at December 31, 2004.  The increase in total assets was funded by a comparable increase in total deposits of $28,089,000.  Cash and cash equivalents increased $7,993,000 to $13,086,000 at September 30, 2005 from $5,093,000 at December 31, 2004.  Securities increased $2,219,000 to $21,886,000 at September 30, 2005 compared to $19,667,000 at December 31, 2004.

Loans are the principal component of the Bank’s assets and the primary source of income.  Total loans at September 30, 2005, were $144,176,000 compared to $125,925,000 at December 31, 2004, an increase of $18,251,000.  Most of the net loan growth in the first nine months of 2005 was in commercial which increased $5,665,000; commercial loans secured by real estate increased $4,300,000; other loans increased $3,552,000; 1-4 family residential loans increased $2,599,000; and construction loans secured by real estate increased $2,534,000. As of September  30, 2005, $44,932,000 or 31% of total loans were commercial loans secured by real estate.  Commercial loans were $39,168,000 or 27% of total loans.  Loans secured by 1-4 family residential real estate were $25,743,000 or 18% of total loans.  Construction loans secured by real estate were $24,548,000 or 17% of total loans.  Consumer loans were $4,023,000 or 3% of total loans.  Other loans were $5,306,000 or 4% of total loans.  Of the total loans, $96,550,000 or 67% mature or reprice within 12 months.  Only $1,858,000 or 1.3% mature or reprice over five years.

There was $1,152,000 in mortgage loans held for sale at September 30, 2005, compared with $683,000 at December 31, 2004.  The increase in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will continue to be strong.  The loan-to-deposit ratio as of September 30, 2005, was 87.1%, compared to 91.7% at December 31, 2004, and the loan-to-assets ratio was 77.5% at September 30, 2005, compared to 80.3% at December 31, 2004.  Management expects that the loan-to-deposit ratio for the remainder of 2005 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds.  All securities are classified as “available for sale”.  We have no plans to liquidate a significant amount of the securities portfolio.

As of September 30, 2005, the company owned $21,886,000 of securities available-for-sale, an increase of $2,219,000 or 11.3% over the $19,667,000 at December 31, 2004.

Deposits which are the Bank’s primary source of funds, totaled $165,448,000 at September 30, 2005, for an increase of $28,089,000, or 20.4%, compared to $137,359,000 at December 31, 2004.  Deposits at September 30, 2005 consisted of $28,801,000 or 17.4% in non-interest bearing demand deposits, $40,197,000 or 24.3% in interest-bearing demand deposits, $89,589,000 or 54.2% in time certificates of deposit and $6,861,000 or 4.1% in savings accounts.  There was $16,383,000 in brokered CDs at September 30, 2005 compared to $11,470,000 at December 31, 2004.  The Bank has targeted local consumers, professionals, and small businesses as its central clientele.  These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs.  Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions.  The Bank believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $19,647,000 in the first nine months of 2005.  At September 30, 2005, the weighted average rate on CDs was 3.23% compared to 2.72% for the nine months ended September 30, 2004. The Bank has time deposits maturing within one year of $50,313,000 or 56.2% of total time deposits.  Time deposits maturing greater than one year is $39,276,000 or 43.8% of total time deposits.  Interest-bearing accounts, other than CDs, increased $2,366,000 in the first nine months of 2005.  Noninterest bearing deposits increased $6,077,000 for the nine months ended September 30, 2005.  The weighted average cost of all deposit accounts during the first nine months of 2005 was 2.08% compared to 1.77% for the same period in 2004.

Total shareholders’ equity increased $1,348,000, to $13,875,000 at September 30, 2005, from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $1,401,000 for the first nine months of 2005 along with a net increase in unrealized losses on securities available for sale of $83,000 net of tax.  There was $20,000 in stock options exercised during the period.

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005.  The effects of the stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

As of September 30, 2005 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio was 13.21%.  Tier-1 to risk-weighted assets ratio was 11.75% and Tier-1 to average asset ratio was 10.40%.

RESULTS OF OPERATIONS

For the first nine months of 2005, net income after tax was $1,401,000, compared to $1,031,000 for the same period in 2004, an increase of 35.9%.  The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the Bank.  Net interest income before the provision for loan losses for the first nine months of 2005 was $4,692,000, an increase of $878,000 or 23% from $3,814,000 for the first nine months of 2004.  The net interest margin increased 21 basis points to 4.05% at September 30, 2005 compared to 3.84% for the same period in 2004.

Interest and fee income on loans for the first nine months of 2005 was $6,502,000, an increase of $1,445,000 or 28.6% from $5,057,000 for the nine months ended September 30, 2004.  The increase in interest and fee income on loans is primarily due to increased volume in commercial and commercial real estate loans and an increase in rates following the Federal Reserve’s efforts to increase short term rates.  The yield on all loans increased 54 basis points to 6.48% at September 30, 2005 compared to 5.94% at September 30, 2004.

Interest income from securities and short-term funds totaled $757,000 for the first nine months of 2005, an increase of $295,000 over the same period of 2004.  The increase in 2005 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $27,047,000 at September 30, 2005 compared to $18,793,000 at September 30, 2004 and the increase in short term rates.  The yield on securities and short-term funds was 3.67% at September 30, 2005 compared to 3.24% for the period ended September 30, 2004.

Interest expense totaled $2,567,000 in the first nine months of 2005, compared to $1,705,000 for the same period of 2004.  The increase in interest expense in 2005 was due to the significant growth of deposits. The Bank’s cost of funds increased to 2.08% at September 30, 2005 compared to 1.77% at September 30, 2004 as a result of the increase in short term rates. Total deposits outstanding at September 30, 2005 were $165,448,000 compared to $137,359,000 at December 31, 2004.

The Bank’s net interest margin for the first nine months of 2005 was 4.05% compared to 3.84% for the nine months ended September 30, 2004.

The Bank’s yield on earning assets has increased to 6.00%, for the first nine months of 2005 compared to 5.55% for the same period of 2004.  The cost of interest-bearing funds has followed the same trend, increasing to 2.50% for the first nine months of 2005, up from 2.10% for the nine months ended June 30, 2004.

In the first nine months of 2005, the Bank provided $298,000 for probable incurred loan losses, compared to $362,000 for the same period of 2004.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as a conservative posture due to the Bank’s short history.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The net charge-offs for the first nine months of 2005 were $52,000 compared to $91,000 for the same period in 2004.

At September 30, 2005, the Bank had one loan totaling $13,000 in nonaccrual status.  This compares with December 31, 2004, where there were five loans totaling $85,000 in nonaccrual.  At September 30, 2005 there were no loans that were more than 90 days delinquent compared to two loans totaling $1,518,000 as of December 31, 2004.  In the first nine months of 2005, loans totaling $70,000 were charged off and $18,000 was recovered on loans previously charged off.  Management believes the allowance for loan losses at September 30, 2005, is adequate to absorb probable incurred losses in the loan portfolio.

Total noninterest income for the first nine months of 2005 was $1,496,000 compared to $1,316,000 for the same period in 2004.  The Bank originates and sells long-term fixed rate mortgages and the related servicing.  Mortgage loans originated and sold generated $313,000 of fees; 138 loans closed, as of September 30, 2005 compared to $295,000; 113 loans closed, for the nine months ended September 30, 2004.  The average loan closed increased $3,000 to $141,000 from $138,000 in the previous year.  The other large component of non-interest income is service charges on deposit accounts which totaled $987,000 as of September 30, 2005 compared to $838,000 for the same period in 2004.  The increase here is primarily due to the new “bounce protection” overdraft product introduced in May 2004 and overall deposit growth of the Bank.

Noninterest expenses were $3,779,000 for the first nine months of 2005 compared with $3,156,000 for the same period of 2004; an increase of $623,000 or 19.7%.  The growth in noninterest expenses in the first nine months of 2005 is attributable primarily to the increase in salaries and benefits expense ($333,000 or 21%) and other operating expense ($281,000 or 21.3%).

As of September 30, 2005, the Bank had 43 full-time equivalent employees compared to 48 for the same period of 2004.  Salaries and wages represent $194,000 of the increase.  The employee bonus program was revised in 2005 resulting in an additional $67,000 charge over the previous year amount.  The employer match for the 401K plan was $42,000 more than the previous year (implemented September 2004).  During 2005, $8,000 was paid for recruiting and hiring key staff.   Workman’s comp insurance increased $6,000 over the previous year.

The increase in other operating expense was primarily in outside fees of $153,000.  This area includes accounting, audit, and consulting fees of $110,000, FDIC and State Assessment fees of $11,000, and director fees of $24,000. The increase in accounting, audit and consulting is due to outsourcing parts of internal audit, compliance and information technology testing, as well as the cost for external audit and tax services. Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years. The increase in directors’ fees is due to an increase in the annual retainer for non management directors from $6,000 to $7,500 per year and an increase in the number of meetings called.

The remaining increase in other operating expense includes increases in postage and supplies costs of $14,000, human resources training and seminar costs of $23,000, direct fees for the new “bounce protection” program costs of $29,000, data processing software expenses of $11,000, loan processing expense of $32,000 and marketing and public relations expense of $10,000.

The Bank recorded income tax expense of $710,000 for the period ended September 30, 2005 compared to $581,000 for the same period in 20004.  The effective tax rate is 33.6% for 2005 compared to 36.0% for 2004.  The decrease in the effective tax rate is due to the Company’s emphasis on a larger percentage of the security portfolio being in tax free securities.  Total outstanding at September 30, 2005 was $15,645,000 or 71.5% of the portfolio compared to $8,279,000 or 52.5% in the prior year.  Tax free income for the period was $359,000 compared to $174,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from the Bank’s customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.  The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets.

In the first nine months of 2005, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $16,383,000 in brokered certificates of deposit.

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

At September 30, 2005 and December 31, 2004, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Sept. 30, 2005	Dec. 31, 2004	Well-capitalized

Tier 1 capital to risk-weighted assets	11.75%	11.96%	6.0%
Total capital to risk-weighted assets	13.21%	13.79%	10.0%
Tier 1 leverage ratio	10.40%	10.73%	5.0%

As discussed above, total shareholders’ equity increased $1,348,000, to $13,875,000 at September 30, 2005 from $12,527,000 at December 31, 2004.  This increase was due to the Company’s net income of $1,401,000 for the first nine months of 2005 along with a net increase in unrealized losses on securities available for sale of $83,000, net of tax.  There was $20,000 in stock options exercised during the period ended September 30, 2005.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-

earning assets (generally consisting of loans and investment securities).  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At September 30, 2005 the cumulative one-year gap was a positive (or asset sensitive) $8,434,000 or 4.8% of earning assets compared to a positive gap of $7,679,000 or 5.2% of earning assets at December 31, 2004.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During the first nine months of 2005 the Bank experienced six rate increases after only three increases during the same period in 2004. As a result of the positive gap position, the Bank’s net interest margin improved to 4.05% at September 30, 2005 compared to the 3.85% margin at December 31, 2004.  Management believes that interest rates will continue to increase during 2005 and the first quarter of 2006.  The Bank’s strategy of being in a positive one year gap position should result in stable to increasing net interest margin as rates rise.  Many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

ITEM 3.  Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the registrant’s management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on their evaluation, our President and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

August 23, 2005	2,100	$9.52

The aggregate proceeds of the shares sold were $19,992.

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

(b)                                 Not applicable.

(c)                                  No repurchases for our securities were made during the quarter ended Sept. 30, 2005.

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

Southern Heritage Bancshares, Inc.
(Registrant)

November 14, 2005	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

November 14, 2005	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer