Form 10KSB
period 2005-12-31
Southern Heritage Bancshares, Inc.
filed 2006-04-17
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(MARK ONE)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File No. 00050921

SOUTHERN HERITAGE BANCSHARES, INC

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	42-1627829
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

3020 Keith Street, N.W., Cleveland, Tennessee 37321

(Address of Principal Executive Offices and Zip Code)

(423) 473-7980

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value per share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such Reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.☐

The issuer’s revenues for the year ended December 31, 2005 were $12,108,000.

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the registrant at March 31, 2006 was $29,906,590, based upon 854,474 shares at an estimated $35.00 per share.

The number of shares of the issuer’s common stock issued and outstanding on March 31, 2006 was 1,084,475.

DOCUMENTS INCORPORATED BY REFERENCE: Certain Portions of the Issuer’s Proxy Statement relating to its annual meeting of shareholders to be held May 18, 2006 are incorporated herein by reference in response to Part III.

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

The Company commenced operations as a state chartered bank on April 12, 1999.  The Company has total assets of approximately $189 million at December 31, 2005.  The Company’s deposit accounts are insured under the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum applicable limits thereof.  The Company is not a member of the Federal Reserve System.

The Company’s customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents. The Company offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, automated teller machines, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit.  The Company also offers safe deposit boxes of various sizes.  The Company issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards.  The Company offers its customers drive-through banking services at all of its locations.  The Company has trust powers and is currently in the early stages of implementing a trust department.

The Company is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Company’s principal executive offices are located at the Bank, at 3020 Keith Street, N.W., Cleveland, Tennessee 37321, and its telephone number is (423) 473-7980.

Market Area and Competition

The Company’s primary service area is Bradley County.  The Company competes with other commercial banks, savings and loan associations, credit unions and finance companies operating in Bradley County and elsewhere. Nine other financial institutions are doing business in Bradley County.  The Company is subject to substantial competition in all aspects of its business.  Intense competition for loans and deposits comes from other financial institutions in the Company’s market area.  In certain aspects of its business, the Company also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Company and some of which have financial resources greater than those of the Company.  The future success of the Company will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Company competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Company and thus may obtain deposits at lower rates of interest.

Employees

At December 31, 2005, the Company employed 40 persons on a full-time basis and 15 persons on a part-time basis.  The Company’s employees are not represented by any union or other collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of April 1, 2006, the Bank is not the subject of any such action by the FDIC or the Commissioner.

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

The Bank believes that at April 1, 2006, the Bank was well capitalized under the criteria discussed above.

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

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of April 1, 2006, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

Payment of Dividends

The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company.  The Bank is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI.  Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.  On May 19, 2005 the Company paid a stock dividend equal to 5% of its outstanding shares of common stock.

Investment Policy

The objective of the Company’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Company, yet still maintain sufficient liquidity to meet fluctuations in the Company’s loan demand and deposit structure.  In doing so, the Company balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The funds management committee of the Company has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous board of director’s meeting, is reviewed by the board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Company’s needed liquidity and longer term securities purchased to generate level income for the Company over periods of interest rate fluctuations.  The Company’s investment securities portfolio at December 31, 2005, consisted of securities available for sale.

Loan Policy

All lending activities of the Company are under the direct supervision and control of the loan committee, which consists of seven directors, Len Graham, C.A. Kyle, Steve Ledbetter, Larry McDaniel, Lester Simerville, Lee Stewart and James Williams.  The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.  The Company’s established maximum loan ratio of deposits is 90%.  The loan portfolio consists primarily of real estate, commercial, farming and installment loans.  Commercial loans consist of either real estate loans or term loans.  Maturity of term loans is normally limited to a maximum of seven years.  Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty-year term.  Installment loans are based on the earning capacity and vocational stability of the borrower.

The loan committee makes after-the-fact reviews of all loans in excess of $150,000 secured and $50,000 unsecured.  The loan committee makes a monthly review of loans which are 30 days or more past due and the full board of directors makes a monthly review of loans which are 45 days or more past due.

Management of the Company periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  The Company’s policy is that accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.  The Company currently has no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The Company had no loans outstanding to foreign borrowers at December 31, 2005.

The Company’s underwriting guidelines are applied to four major categories of loans:  commercial and industrial, consumer, agricultural and real estate, which includes residential, construction and development and certain other real estate loans.  The Company requires its loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Allowance for Loan Losses

Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Company.  The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.  Management’s objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off.  In addition, such factors as the Company’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

Capital Resources/Liquidity

Liquidity.  Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Company’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities.  In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Impact of Inflation and Changing Prices.  The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  The impact of inflation on operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses.  The objective of the Company’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements.  This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

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

As of December 31, 2005 the Bank had a Tier I capital ratio of 11.81%, a total risk-based capital ratio of 13.14% and a leverage ratio of 10.39%.

ITEM 2.  DESCRIPTION OF PROPERTY

All of the Company’s properties are located in Cleveland, Tennessee. The Company’s main office is located at 3020 Keith Street, NW.  This facility is approximately 17,000 square feet, two stories and was opened in December 2002.  The Company has two branch offices, approximately 2,400 square feet each.  The branch located at 2530 Dalton Pike opened in May 2000 and the branch located at 3795 Georgetown Road opened in March 2001.

ITEM 3.  LEGAL PROCEEDINGS

To the best of the Company’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or the Company is a party or of which any of the Company’s or the Company’s property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company’s last quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

As of December 31, 2005, the number of holders of common stock, the only class of equity security of the Company issued and outstanding, was 774.  The common stock of the Company is not traded through an organized exchange nor is there a known active public trading market.  All of the purchases and sales of the common stock, of which management is aware within the last two fiscal years, for the Company’s common stock and the Company’s common stock, as applicable, have occurred in a price range of $20-$32.50 per share.  This sale price represents transactions which management is aware of, but does not necessarily represent all trading transactions for the period. There are outstanding options to purchase 150,046 shares of common stock, 52,646 of which are currently exercisable.

Dividends

The payment of dividends is subject to the discretion of the Company’s board of directors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Company.  The ability of the Company to pay dividends to the Company is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS – Payment of Dividends.” The Company’s board of directors declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005.  The effects of this stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 8, 2000, the board of directors of the Company approved the Southern Heritage Company 2000 Stock Option Plan for Employees (the “Plan for Employees”).  On August 8, 2000, the board of directors of the Company approved the 2000 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Director Plan”).  The Company’s stockholders have also approved the Plan for Employees and the Non-Employee Director Plan.  The Company exchanged its options with the holders of the Company stock options under the Plan for Employees and the Non-Employee Director Plan on an option-for-option basis. Thus, options that were outstanding under these Plans have been exchanged for options under the Company’s Stock Option Plans.

The following table reflects the number of shares to be issued upon the exercise of options granted under the Non-Employee Director Plan and the Plan for Employees, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2005:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2000 Non-Employee Director Plan	10,395	$9.52	-0-

2000 Plan for Employees	139,651	$12.33	3,108

Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	150,046	$12.14	3,108

Recent Sales of Unregistered Securities

From January 1, 2003 through December 31, 2005, the only securities issued without registration under the Securities Act of 1933 were shares of the Company’s common stock which were issued to one director and two employees pursuant to the Company’s Stock Option Plans.  There were 6,700 shares purchased at an average price of $9.60 per share for total proceeds of $64,312.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to these issuances.

Purchases of Equity Securities by the Company

The Company did not make any purchases of its common stock during the fourth quarter of 2005.

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

Overview

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial condition and results of operations of the Company than could be obtained from an examination of the financial statements alone.  The review should be read in conjunction with the financial statements and accompanying notes set forth on pages 1 through 22 of this Annual Report.

Results of Operations

Net income, after tax for 2005 was $1,957,000 compared to $1,376,000 in 2004, an increase of 42.2%.  Basic and diluted income per common share were $1.84 and $1.70 respectively, in 2005, compared to $1.34 and $1.25 in 2004.   The Company declared a stock dividend of one share for each twenty shares owned for shareholders of record as of May 19, 2005.  The effects of the stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.  There were no dividends paid in 2005 or 2004.

Net Interest Income

Net interest income for 2005 was $6,457,000 compared with $5,252,000 in 2004.  This was due primarily to continued growth in the Company’s loan portfolio in 2005, which was funded primarily by deposit growth.  Net interest margin during 2005 was 4.06%, compared to 3.85% in 2004.   In 2005, the average yield on interest earning assets was 6.11%, compared with 5.59% in 2004.  During 2005, loans yielded 6.60%, compared with 5.98% in 2004.  The average rate paid on interest-bearing deposits was 2.60% during 2005, compared to 2.13% during 2004.  Management expects that the cost of funds will increase in 2006 due to the Federal Reserve increasing the discount rate.  Over the last two years (2005 and 2004) the discount rate was increased thirteen times by a total of 350 basis points, from 2.00% to 5.50%.    Due to the competition among all financial services firms for customers’ deposits the Company expects continued pressure on the net interest margin.

Noninterest Income

Total noninterest income was $1,992,000 in 2005, compared with $1,824,000 in 2004.  The largest single source of noninterest income is service charges on deposit accounts.  Service charges on deposits totaled $1,285,000 in 2005 and $1,184,000 in 2004.  In May of 2004 we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee.  This program and our growing deposit base is the basis for our NSF fee income increase.   Mortgage banking income was $442,000 in 2005, versus $404,000 in 2004.  In 2005, we originated for subsequent sale, 181 loans for $26,860,000 compared to 148 loans for $21,412,000 in 2004.  Net securities gains or losses reflected a loss of $5,000 in 2005 compared to a gain of $16,000 in 2004.   Other income includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sales of checks to depositors.  The most significant increase, $35,000 was in the ATM area which was due to volume increase.  Management expects that other fee income will continue to increase as the Company increases in size.

Noninterest Expense

Total noninterest expense was $5,119,000 in 2005, an increase of $677,000, or 15.2% over the $4,442,000 in 2004.  Major components of this increase include salaries and employee benefits (which increased $452,000 in 2005 when compared to 2004), the cost of premises and equipment (an increase of $14,000 over the prior year), human resources ($22,000), “bounce protection” program ($26,000), debit card losses ($27,000) and other expense ($136,000) which includes such items as postage, outside fees and assessments, data processing, dues and subscriptions, loan expense, telephone, and loss on disposition of foreclosed property.

As of December 31, 2005, the Company had 43 full-time equivalent employees as compared to 47 at December 31, 2004.    The Company added a senior commercial lender and a human resource director during 2005 resulting in $125,000 in additional expense.  In September 2004, a 401K profit sharing retirement plan for all employees was implemented. The Company’s match was $65,000 in 2005 compared to $22,000 for the four months in 2004.  The Company’s salary incentive plan was revised in 2005 resulting in compensation awards totaling $165,000 in 2005 compared to $71,000 in 2004, an increase of $94,000.

The most significant area of increase in other expense is in the outside fee area ($58,000 or 16%).  This area includes FDIC and State fees which increased $15,000 due to the growth of the Company.  Accounting, audit and consulting fees increased $27,000 due to outsourcing parts of internal audit, compliance and information technology testing, as well as the cost for external audit and tax services, along with legal advice on various matters.

Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years.  Overhead costs as a percentage of both interest income and total assets should continue to decrease as the Company continues to grow.

Provision For Loan Losses

The allowance for loan losses is maintained by management at a level considered adequate to cover probable future losses in the Company’s loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of loss histories of other similar community financial institutions which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Company’s borrowers and other related factors.  The Company’s net chargeoff experience has historically been low.  The provision for loan losses was $374,000 in 2005, compared with $452,000 in 2004.   At December 31, 2005, the allowance for loan losses was 1.35% of total loans, compared to 1.37% at year-end 2004.  Management allocated approximately 55% of the total allowance to commercial loans, 20% to residential mortgage and home equity loans and 25% to consumer and credit card loans to individuals.  At December 31, 2005, $0 of the allowance for loan losses was allocated to impaired loan balances.  At December 31, 2005, there was one loan for $27,000 in nonaccrual status.  Management believes the allowance for loan losses at December 31, 2005, is adequate to absorb probable losses in the loan portfolio.

Income Taxes

The Company recorded income tax expense of $999,000 in 2005 compared to $806,000 in 2004.  The effective tax rates for 2005 and 2004 are 34% and 37% respectively.  The decrease in the effective tax rate is due to the Company’s emphasis on a larger percentage of the security portfolio being tax free securities.  Total outstanding at December 31, 2005 was $16,886,000 or 68.3% of the portfolio compared to $12,070,000 or 61.4% in the prior year.  Tax free income for the year was $511,000 compared to $265,000 in the prior year.  Subject to legislative tax changes, it is anticipated the effective tax rate will remain stable in 2006.  As of December 31, 2005, the Company’s net deferred tax benefit was $384,000 compared to $256,000 as of December 31, 2004.

Financial Condition

Total assets as of December 31, 2005 increased $32,285,000 or 20.6% to $189,146,000 compared with $156,861,000 at December 31, 2004.  The increase in total assets was funded by a comparable increase in total deposits of 30,756,000 or 22.4%.  Cash and cash equivalents increased $597,000 over the prior year to $5,250,000 at December 31, 2005.  Securities increased $5,069,000 or 25.8% to $24,736,000 at December 31, 2005.

Loans

Loans are the principal component of the Company’s assets and the primary source of income.  Total loans grew from $125,925,000 in 2004, to $151,131,000 in 2005, an increase of $25,206,000, or 20.0%.  Most of the net loan growth in 2005 was in commercial which increased $9,545,000; commercial loans secured by real estate increased $5,982,000; construction loans secured by real estate increased $5,198,000; 1-4 family residential real estate loans increased $2,545,000; and consumer loans increased $1,680,000.  As of December 31, 2005, $46,614,000 or 30.8% of total loans were commercial loans secured by real estate.  Commercial loans were $43,499,000 or 28.8% of total loans.  Construction loans were $27,212,000 or 18.0% of total loans.  Loans secured by 1-4 family residential real estate were $25,692,000 or 17.0% of total loans Consumer and other loans were $8,114,000 or 5.4% of total loans.  Of the total loans, $102,108,000 or 67.6% mature or reprice within twelve months.  Only $607,000 or 4.0% mature or reprice over five years.

There were $245,000 in mortgage loans held for sale at December 31, 2005, compared to $683,000 at December 31, 2004.  The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Loan quality continues to be good as delinquent and nonaccrual loans were very low at the end of 2005.  There was one loan for $27,000 on non-accrual at yearend.  The Company’s allowance for loan losses ratio to total loans (including mortgage loans) was 1.35% at December 31, 2005 compared to 1.36% in 2004.  On December 31, 2005 the Company’s loan to deposit ratio (including mortgage loans held for sale) was 90.0%, compared to 92.2% in 2004.  The loan to asset ratio (including mortgage loans held for sale) was 80.0% for 2005, compared to 80.7% in 2004.

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

At December 31, 2005, the Company owned $24,736,000 in securities, compared to $19,667,000 in 2004.  Total securities increased in 2005 by $5,069,000 or 25.8% over the prior year.  The Company’s investment portfolio is used to provide yield, liquidity and provide pledging to secure public fund deposits.

Premises and Equipment

The Company’s fixed asset purchases were $154,000 in 2005.  Additions included data processing equipment ($51,000); building improvements ($39,000); furniture and fixtures ($33,000); and automobile ($31,000).

Deposits

Deposits which are the Company’s primary source of funds, totaled $168,115,000 at December 31, 2005, an increase of $30,756,000 or 22.4% compared to $137,359,000 at December 31, 2004.  At year-end 2005, $26,788,000, or 15.9% of the Company’s total deposits are in noninterest-bearing demand accounts.  Interest-bearing demand accounts were $38,868,000 or 23.1% of total deposits.   Savings accounts total $6,499,000, or 3.9% of total deposits.  The majority of the deposits continue to be in time deposits.  Time deposits (certificate of deposits) total $95,960,000, or 57.1% of total deposits.  CDs greater than $100,000 were $54,481,000 compared to CDs less than $100,000 totaling $41,479,000 at December 31, 2005. There was $19,263,000 in brokered CDs at December 31, 2005 compared to $11,470,000 at December 31, 2004.  The Company has targeted local consumers, professionals, and small businesses as its central clientele.  These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs.  Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions.  The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $26,017,000 over 2004.  At December 31, 2005, the weighted average rate on CDs was 3.33% compared to 2.75% at December 31, 2004.  The Company has time deposits maturing within one year of $59,094,000 or 61.6% of total time deposits.  Time deposits maturing greater than one year is $36,866,000 or 38.4% of total time deposits.  Interest-bearing deposits, other than CDs, increased $123,000 at December 31, 2005 compared to 2004. Non interest-bearing deposits increased $4,064,000 in 2005 compared to 2004.  The weighted average cost of all interest bearing deposit accounts at December 31, 2005 was 2.60% compared to 2.13% at December 31, 2004.

Liquidity

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets.  In 2005, deposit growth exceeded loan demand by $5,550,000.  The excess was primarily used to increase the securities portfolio.  Other potential sources of liquidity include the sale of securities available for sale from the Company’s securities portfolio, the sale of loans held for sale, Federal Home Loan Company advances, purchase of federal funds, repurchase agreements or brokered deposits.

Capital Resources

The Company’s total shareholders’ equity at December 31, 2005 was $14,171,000, compared to $12,527,000 in December 31, 2004.  The increase of $1,644,000 was the result of 2005 net income of $1,957,000 along with a net increase in unrealized losses on securities available for sale of $373,000 net of tax.  Stock options totaling $64,000 were exercised during the year.

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005.  The effects of the stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

As of December 31, 2005 and 2004, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio for the Company was 13.14%.  Tier-1 to risk weighted assets ratio was 11.81%.  Tier 1 to average asset ratio was 10.39%.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities.  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At December 31, 2005 the cumulative one-year gap was only $71,000 negative (or liability sensitive) and is considered evenly matched.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During 2005 the Company experienced eight increases in the prime rate after five increases in 2004.  The result was an increase in the net interest margin to 4.06% in 2005 compared to 3.85% in 2003.   Management believes that, as of year-end 2005, interest rates will begin to level off over the next two years.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within
	(Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities	$501	$—	$501	$2,783	$21,452	$24,736
Fed Funds Sold	1,828	—	1,828	—	—	1,828
Loans	82,566	19,787	102,353	48,416	607	151,376

Total Earning Assets	$84,895	$19,787	104,682	$51,199	$22,059	177,940

LIABILITIES

Interest-bearing deposits	$64,432	$40,021	104,453	$36,874	$—	141,327
Other borrowings	300	—	300	—	—	300
Total interest-bearing liabilities	$64,732	$40,021	104,753	$36,874	$—	141,627

Asset (liability) GAP	20,163	(20,234)	(71)	14,325	22,059	36,313

Cumulative asset (liability) GAP	20,163	(71)	(71)	14,254	36,313	36,313

Cumulative as a percentage of interest-earning assets	11.3%	0.0%	0.0%	8.0%	20.4%	20.4%

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

	In Thousands of dollars
	December 31, 2005			December 31, 2004			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate (1)	Total

Gross loans (2 and 3)	$137,252	6.60%	$9,052	$116,267	5.98%	$6,957	$1,256	839	2,095

Securities available for sale (5)	20,923	3.94%	824	15,781	3.82%	603	196	25	221

Federal funds sold	7,244	3.20%	232	4,244	1.30%	55	39	138	177

Total interest-earning assets	165,419	6.11%	$10,108	136,292	5.59%	$7,615	$1,491	1,002	2,493

Cash and due from banks	4,506			4,260
Other nonearning assets	6,964			6,719
Allowance for loan losses	(1,875)			(1,549)

Total assets	$175,014			$145,722

Deposits:
NOW and money market investments	$41,692	1.44%	$599	$38,196	1.23%	$468	$43	88	131
Savings	6,414	0.95%	61	5,391	0.96%	52	10	(1)	9
Time depositis $100,000 and over	43,807	3.27%	1,433	35,520	2.67%	947	221	265	486
Other time deposits	38,088	3.39%	1,292	31,628	2.83%	896	183	213	396

Total interest-bearing deposits	130,001	2.60%	3,385	110,735	2.13%	2,363	457	565	1,022

Noninterest-bearing liabilities	26,685	—	—	22,976	—	—	—	—	—

Total liabilities	156,686			133,711
Shareholders’ equity	18,328			12,011

Total liabilities and shareholders’ equity	$175,014			$145,722

Net interest income			$6,723			$5,252	$1,034	437	1,471

Net interest margin (4)		4.06%			3.85%

(1)   Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)   Interest income includes fees on loans of $625,000 in 2005 and $730,000 in 2004.

(3)   Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis is included in interest.)

(4)   Net interest income to average interest-earning assets.

(5)   Interest rates on tax-exempt securities are not adjusted to a tax-equivalent basis.

	In Thousands of dollars
	December 31, 2004			December 31, 2003			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate (1)	Total

Gross loans (2 and 3)	$116,267	5.98%	$6,957	$94,428	6.16%	$5,821	$1,346	(210)	1,136

Securities available for sale (5)	15,781	3.82%	603	11,384	4.01%	456	176	(29)	147

Federal funds sold	4,244	1.30%	55	5,049	1.09%	55	(9)	9	0

Total interest-earning assets	136,292	5.59%	$7,615	110,861	5.71%	$6,332	$1,513	(230)	1,283

Cash and due from banks	4,260			3,791
Other nonearning assets	6,719			6,783
Allowance for loan losses	(1,549)			(1,287)

Total assets	$145,722			$120,148

Deposits:
NOW and money market investments	$38,196	1.23%	$468	$32,773	1.31%	$429	$71	(32)	39
Savings	5,391	0.96%	52	3,817	1.10%	42	17	(7)	10
Time depositis $100,000 and over	35,520	2.67%	947	27,334	2.61%	714	214	19	233
Other time deposits	31,628	2.83%	896	28,482	2.89%	822	91	(17)	74

Total interest-bearing deposits	110,735	2.13%	2,363	92,406	2.17%	2,007	393	(37)	356

Noninterest-bearing liabilities	22,976		—	17,071	—	—	—	—	—

Total liabilities	133,711			109,477
Shareholders’ equity	12,011			10,671

Total liabilities and shareholders’ equity	$145,722			$120,148

Net interest income			$5,252			$4,325	$1,120	(193)	927

Net interest margin (4)		3.85%			3.90%

(1)   Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)   Interest income includes fees on loans of $730,000 in 2004 and $456,000 in 2003.

(3)   Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis is included in interest.)

(4)   Net interest income to average interest-earning assets

(5)   Interest rates on tax-exempt securities are not adjusted to a tax-equivalent basis.

II.            INVESTMENT PORTFOLIO

The carrying value of securities at December 31 is summarized as follows:

Category

	December 31
	2005	2004
	($ in thousands)
Available for sale:

U.S. Government securities	$1,900	$1,486
State and municipal	16,886	12,070
Mortgage-backed	5,449	5,611
Corporate notes	501	500

Total	$24,736	$19,667

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2005:

($ in thousands)	Within 1 Year	1-5 Years	Beyond 5 Years	Total
U.S. Government securities	$—		$1,900	$1,900
State and municipal			16,886	16,886
Corporate notes			501	501
Weighted average yield (tax equivalent)			5.34%	5.34%

Mortgage-backed				$5,449

Weighted average yield				4.43%

III.           LOAN PORTFOLIO

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

Domestic:	2005	2004
	($ in thousands)

Commercial, financial and agricultural	$43,499	$33,503
Real estate - construction	27,212	22,014
Real estate - 1 to 4 family residential	25,692	23,144
Real estate - commercial	46,614	40,632
Consumer	8,114	6,632
Total loans	151,131	125,925
Allowance for possible loan losses	(2,036)	(1,723)

Total (net of allowance)	$149,095	$124,202

The following is a presentation of an analysis of maturities of loans as of December 31, 2005:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$34,013	$9,035	$—	$43,048
Real estate - construction	19,086	6,479	1,647	27,212

Total	$53,099	$15,514	$1,647	$70,260

The following is a presentation of an analysis of sensitivities of such loans to changes in interest rates as of December 31, 2005 (in thousands):

Loans due after 1 year with fixed interest rates	$14,075

Loans due after 1 year with variable interest rates	$3,086

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2005	2004
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	1	5
Amount	$27	$85

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	2
Amount		$1,518

Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

As of December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Company’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

		Year Ended December 31,
		2005	2004

Balance at beginning of period		$1,723	$1,372

Charge-offs:	Commercial	(11)	(67)
	Consumer	(72)	(47)
		(83)	(114)
Recoveries:	Commercial	1	1
	Consumer	21	12

Net Charge-offs		(61)	(101)

Additions charged to operations		374	452

Balance at end of period		$2,036	$1,723

Ratio of net charge-offs during the period to average loans outstanding during the period		.04%	.09%

At December 31, 2005 and 2004 the allowance was allocated as follows ($ in thousands):

	2005		2004
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$814	29%	$690	29%
Real estate-construction	204	18%	172	13%
Real estate-1 to 4 family residential	204	17%	172	20%
Real estate-commercial	305	31%	259	32%
Consumer loans	509	5%	430	6%

Total	$2,036	100%	$1,723	100%

Allowance For Loan Losses

In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2005, 66% of outstanding loans are secured by real estate.

The Company’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.  The same is true for the Company’s real estate mortgage portfolio, approximately 17% of which is secured by first mortgage on 1-4 family residential properties.

Although the Company’s loan portfolio is concentrated in East Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

V.            DEPOSITS

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2005		2004
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$25,592	Not applicable	$22,443	Not applicable
NOW deposits	41,692	1.44%	38,196	1.23%
Savings deposits	6,414.95%		5,391.96%
Time deposits	81,560	3.33%	66,891	2.75%

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2005 (in thousands):

Certificates of Deposit

3 months or less	$11,437
Over 3 to 6 months	7,393
Over 6 months to 12 months	14,095
Over 12 months	21,556

Total	$54,481

VI.           RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2005	2004

Return on average assets	1.09%	.97%
Return on average equity	14.47%	11.68%
Average equity to average assets ratio	7.54%	8.32%
Dividend payout ratio	—%	—%

VII.          SHORT-TERM BORROWINGS

Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

	2005	2004

Average daily balance during the year	$257	$206
Average interest rate during the year	1.95%	.32%
Maximum month-end balance during the year	$327	$316
Balance at year-end	$300	$100
Weighted average interest rate at year-end	2.56%	.93%

VIII.        OTHER BORROWINGS

A trust formed by the Company issued $5,000 of floating rate (3 month LIBOR plus 2.05%) trust preferred securities in December 2004 as part of a pooled offering of such securities.  The Company issued subordinated debentures in the amount of $5,155 to the trust in exchange for the proceeds of the offering; the debentures represent the sole asset of the trust.  The Company may redeem the subordinated debentures, in whole or in part, after December 2009.  The subordinated debentures must be redeemed no later than December 2034.

Effect of Newly Issued but not yet Effective Accounting Standard:  FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options.  This will apply to awards granted or modified in fiscal years beginning in 2006.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $48 in 2006.  Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

ITEM 7.  FINANCIAL STATEMENTS

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 7 are set forth on pages 1 through 21 of this Annual Report and are incorporated herein by reference.

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

Changes in Internal Controls and Procedures

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 18, 2006, and such information is incorporated herein by reference.

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

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1*	Charter of Southern Heritage Bank
3.2*	Bylaws of Southern Heritage Bank
4*	Specimen Stock Certificate for Southern Heritage Bancshares, Inc.
10.1**	2000 Stock Option Plan for Employees for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
10.2**	2000 Non-Employee Directors Stock Option Plan for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
21**	Subsidiaries of Registrant
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
33.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*Previously filed as an exhibit to the Company’s Registration Statement on Form 8-KSB, as filed with the Securities and Exchange Commission on August 31, 2004.

**Previously filed as an exhibit to the Company’s Registration Statement on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005.

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

By:	/s/ R. Danny Hays	By:	/s/ Larry S. McDaniel
R. Danny Hays, M.D.		Larry S. McDaniel
Date:	April 17, 2006	Date:	April 17, 2006

By:	/s/ Steven W. Ledbetter	By:	/s/ J. Lee Stewart
Steven W. Ledbetter		J. Lee Stewart
Date:	April 17, 2006	Date:	April 17, 2006

By:	/s/ Henry F. Smith	By:	/s/ Len D. Graham
Henry F. Smith		Len D. Graham
Date:	April 17, 2006	Date:	April 17, 2006

By:	/s/ Jim A. Workman	By:	/s/ Clyde A. Kyle, Jr.
Jim A. Workman		Clyde A. Kyle, Jr., M.D.
Date:	April 17, 2006	Date:	April 17, 2006

By:	/s/ Eddie N. Duncan	By:	/s/ Lester T. Simerville, Sr.
Eddie N. Duncan, M.D.		Lester T. Simerville, Sr.
Date:	April 17, 2006	Date:	April 17, 2006

By:	/s/ Roger E. Jenne	By:	/s/ James F. Williams, Jr.
Roger E. Jenne, Esq.		James F. Williams, Jr.
Date:	April 17, 2006	Date:	April 17, 2006

SOUTHERN HERITAGE BANCSHARES, INC.

CLEVELAND, TENNESSEE

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Southern Heritage Bancshares, Inc.

Cleveland, Tennessee

We have audited the consolidated balance sheets of Southern Heritage Bancshares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Heritage Bancshares, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Brentwood, Tennessee

April 6, 2006

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollar amounts in thousands except per share data)

	2005	2004
ASSETS
Cash and due from financial institutions	$5,250	$4,653
Federal funds sold	1,828	440
Cash and cash equivalents	7,078	5,093

Securities available for sale	24,736	19,667
Loans held for sale	245	683
Loans	151,131	125,925
Allowance for loan losses	(2,036)	(1,723)
Net loans	149,095	124,202

Premises and equipment	5,366	5,580
Federal Home Loan Bank and Bankers Bank stock	515	455
Accrued interest receivable	819	529
Other assets	1,292	652

Total assets	$189,146	$156,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$26,788	$22,724
Interest bearing	141,327	114,635
Total deposits	168,115	137,359

Repurchase agreements and federal funds purchased	300	1,052
Accrued interest payable	904	429
Subordinated debentures	5,155	5,155
Other liabilities	501	339
Total liabilities	174,975	144,334

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 2,000,000 shares authorized; 1,082,675 shares issued at Dec. 31, 2005 and 1,024,720 at Dec. 31, 2004	1,082	1,025
Additional paid-in capital	10,766	9,222
Retained earnings	2,696	2,277
Accumulated other comprehensive income (loss)	(373)	3

Total shareholders’ equity	14,171	12,527
Total liabilities and shareholders’ equity	$189,146	$156,861

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

(Dollar amounts in thousands except per share data)

	2005	2004
Interest income
Loans, including fees	$9,052	$6,957
Securities	832	603
Federal funds sold	232	55
	10,116	7,615
Interest expense
Deposits	3,376	2,362
Other	283	1
	3,659	2,363

Net interest income	6,457	5,252

Provision for loan losses	374	452

Net interest income after provision for loan losses	6,083	4,800

Noninterest income
Service charges on deposit accounts	1,285	1,184
Mortgage banking activities	442	404
Net securities gains (losses)	(5)	16
Other	270	220
	1,992	1,824
Noninterest expense
Salaries and employee benefits	2,624	2,172
Occupancy	360	346
Furniture and equipment	141	137
Data processing	491	483
Advertising and public relations	250	264
Operating supplies	92	88
Other	1,161	952
	5,119	4,442

Income before income taxes	2,956	2,182

Income taxes	999	806

Net income	$1,957	$1,376

Earnings per share:
Basic	$1.84	$1.28
Diluted	$1.70	$1.19

Shares used in computation of earnings per share:
Basic	1,061,290	1,075,920
Diluted	1,154,460	1,156,427

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

(Amounts in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 1, 2004	1,025	$1,025	$9,222	$901	$(75)	$11,073

Comprehensive income:
Net income	—	—	—	1,376	—	1,376
Change in unrealized gain on securities available for sale	—	—	—	—	89	89
Reclassification adjustment for gains included in net income, net of tax benefits of $5	—	—	—	—	(11)	(11)

Total comprehensive income						1,454

Balance at December 31, 2004	1,025	1,025	9,222	2,277	3	12,527

Comprehensive income:
Net income	—	—	—	1,957	—	1,957
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(379)	(379)
Reclassification adjustment for losses included in net income, net of tax benefits of $	—	—	—	—	3	3
Total comprehensive income						1,581

Stock dividend (5%) declared	51	51	1,487	(1,538)	—	—
Cash paid for fractional shares	(1)	(1)	—	—	—	—
Common Stock Transactions:
Non- employee directors’ stock plan	1	1	10	—	—	11
Employee stock plan	6	6	47	—	—	53

Balance at December 31, 2005	1,082	$1,082	$10,766	$2,696	$(373)	$14,171

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

(Dollar amounts in thousands)

	2005	2004
Cash flows from operating activities
Net income	$1,957	$1,376
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	412	421
Provision for loan losses	374	452
Securities (gains) losses	5	(16)
Loss on sale of other real estate	23	—
(Gain) on sales of mortgage loans	(442)	(404)
Mortgage loans originated for sale	(26,856)	(21,413)
Proceeds from sale of mortgage loans	27,736	21,512
Deferred income tax (benefit) provision	(128)	(117)
Increase in accrued interest receivable	(290)	(156)
Increase in accrued interest payable	475	(118)
Other, net	36	7
Net cash from operating activities	3,290	1,780

Cash flows from investing activities
Purchases of securities available for sale	(12,317)	(11,740)
Maturities and redemptions of securities available for sale	1,379	2,749
Proceeds from sales of securities available for sale	5,294	5,082
Purchases of FHLB and Bankers Bank stock	(60)	(189)
Net increase in loans	(25,480)	(23,094)
Proceeds from sale of other real estate	11	—
Proceeds from sale of premises and equipment	32	—
Purchases of premises and equipment	(232)	(123)
Net cash from investing activities	(31,373)	(27,315)

Cash flows from financing activities
Proceeds from issuance of subordinate debentures		5,155
Proceeds from issuance of common stock	64
Net increase in deposits	30,756	21,659
Decrease in repurchase agreements and federal funds purchased	(752)	(731)
Net cash from financing activities	30,068	26,083

Net change in cash and cash equivalents	1,985	548

Cash and cash equivalents at beginning of year	5,093	4,545

Cash and cash equivalents at end of year	$7,078	$5,093

Cash paid during year for interest	$3,184	$2,245
Cash paid during year for income taxes	1,061	783

See accompanying notes to consolidated financial statements.

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

Southern Heritage Bank received its charter as a state bank and began operations on April 12, 1999. The Company provides a variety of banking services to individuals and businesses in Bradley County, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans.

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

Cash Flows:  Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and repurchase agreements. The Company is required to maintain noninterest-bearing average reserve balances with the Federal Reserve Bank.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Restricted equity securities such as Federal Home Loan Bank stock are carried at cost.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees over the loan term using the level-yield method without anticipating prepayments. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Mortgage Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The related servicing rights are generally sold with the loans. At December 31, 2005 and 2004, cost approximates the market value of such loans.

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

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 93,170 and 72,981 in 2005 and 2004 and decrease earnings per share by $.14 and $.09. No shares were antidilutive at December 31, 2005 and 2004.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Equity:  Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 19, 2005. The effects of this stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

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

	2005	2004

Net income as reported	$1,957	$1,376
Deduct: Stock-based compensation expense determined under fair value based method	48	48

Pro forma net income	$1,909	$1,328

Basic earnings per share as reported	$1.84	$1.28
Pro forma basic earnings per share	1.79	1.23

Diluted earnings per share as reported	1.70	1.19
Pro forma diluted earnings per share	1.65	1.15

There were 1,000 shares granted at $28 per share in 2005. The fair value of those options was insignificant. There were no options granted in 2004.

Effect of Newly Issued but not yet Effective Accounting Standard:  FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $48 in 2006. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

NOTE 2 - SECURITIES

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
Agencies	$1,900	$—	$(49)
State and municipal	16,886	11	(343)
Mortgage-backed	5,449	—	(186)
Corporate	501	2	—

Total	$24,736	$13	$(578)

2004
Agencies	$1,487	$—	$(13)
State and municipal	12,069	93	(36)
Mortgage-backed	5,611	13	(52)
Corporate	500	—	—

Total	$19,667	$106	$(101)

Proceeds from sales, gross gains and gross losses of available for sale securities were as follows:

	2005	2004

Proceeds from sales	$5,294	$5,082
Gross gains	20	41
Gross losses	25	25

The fair value of debt securities at year end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due from one to five years	$—
Due from five to ten years	4,478
Due after ten years	14,809
Mortgage-backed	5,449
$24,736

Securities pledged at year end 2005 and 2004 had a carrying amount of $1,569 and $1,694 and were pledged to secure public deposits and repurchase agreements.

At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$434	$16	$1,466	$33	$1,900	$49
State and municipal	15,246	324	552	19	15,798	343
Mortgage-backed	2,537	51	2,905	135	5,442	186

Total temporarily impaired	$18,217	$391	$4,923	$187	$23,140	$578

2004

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$493	$6	$492	$7	$985	$13
State and municipal	4,153	36	—	—	4,153	36
Mortgage-backed	2,597	24	1,646	28	4,243	52

Total temporarily impaired	$7,243	$66	$2,138	$35	$9,381	$101

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2005	2004

Commercial	$43,048	$33,503
Real estate:
Residential	26,143	23,144
Commercial	46,614	40,632
Construction	27,212	22,014
Consumer	8,114	6,632
Subtotal	151,131	125,925
Less: Allowance for loan losses	(2,036)	(1,723)

Loans, net	$149,095	$124,202

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2005	2004

Balance at beginning of year	$1,723	$1,372
Provision charged to operating expenses	374	452
Loans charged off	(83)	(114)
Recoveries on previously charged-off loans	22	13

Ending balance	$2,036	$1,723

The Company had no impaired loans at year-end 2005 or 2004. Impaired loans during the years then ended were insignificant.

Nonperforming loans were as follows:

	2005	2004

Loans past due over 90 days still on accrual	$0	$1,518
Nonaccrual loans	27	85

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2005	2004

Land	$1,456	$1,456
Buildings	2,939	2,939
Leasehold improvements	744	706
Furniture, fixtures and equipment	1,802	1,719
	6,941	6,820
Less: Accumulated depreciation	1,575	1,240

	$5,366	$5,580

Depreciation expense was $365 and $367 for 2005 and 2004.

NOTE 6 - DEPOSITS

Time deposits of $100 or more were $54,481 and $37,008 at year end 2005 and 2004.

Scheduled maturities of time deposits for the next five years and thereafter were as follows at year-end 2005:

2006	$59,094
2007	17,389
2008	9,899
2009	7,981
2010	1,597
Thereafter	—
$95,960

NOTE 7 – REPURCHASE AGREEMENTS

Repurchase agreements are secured by securities available for sale with a carrying amount of $705 and $780 at year-end 2005 and 2004. Information concerning repurchase agreements is summarized as follows:

	2005	2004

Average daily balance during the year	$257	$206
Average interest rate during the year	1.95%	.74%
Maximum month-end balance during the year	327	316
Weighted average interest rate at year-end	2.56%	.93%
Balance at year end	300	100

NOTE 8 - SUBORDINATED DEBENTURES

A trust formed by the Company issued $5,000 of floating rate trust preferred securities in 2004 as part of a pooled offering of such securities. The Company issued subordinated debentures in the amount of $5,155 to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the trust. The rate varies quarterly at 3-month LIBOR, plus 2.05% and was 6.54% at December 31, 2005. The Company may redeem the subordinated debentures, in whole or in part, after December 2009 at face value. The subordinated debentures must be redeemed no later than December 2034.

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2005	2004

Current federal	$904	$725
Current state	223	198
Deferred federal	(118)	(97)
Deferred state	(10)	(20)

Actual tax expense	$999	$806

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$740	$602
Unrealized loss on securities	192	—
Total deferred tax assets	932	602

Deferred tax liabilities:
Depreciation	(314)	(335)
Unrealized gains on securities	—	(2)
Other	(42)	(11)
Total deferred tax liabilities	(356)	(348)

Net deferred tax asset	$576	$254

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to income or loss before income taxes) is as follows:

	2005	2004

Computed “expected” tax expense	$1,005	$742
Tax exempt interest	(174)	(90)
State income taxes, net of effect of
Federal income taxes	140	117
Expenses not allowed as tax deductions	26	41
Other, net	2	(4)

Income tax expense	$999	$806

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2005 were as follows:

Beginning balance	$7,961
New loans	3,744
Repayments	(1,860)

Ending balance	$9,845

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $4,433 and $4,573.

NOTE  11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At year-end 2005, only the Bank was subject to these regulatory capital requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts and ratios for the Bank are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005

Total Capital to risk weighted assets	$21,580	13.14%	$13,141	8.00%	$16,426	10.00%

Tier 1 (Core) Capital to risk weighted assets	19,392	11.81%	6,570	4.00%	9,856	6.00%

Tier 1 (Core) Capital to average assets	19,392	10.39%	7,466	4.00%	9,332	5.00%

December 31, 2004

Total Capital to risk weighted assets	$19,248	13.79%	$11,167	8.00%	$13,959	10.00%

Tier 1 (Core) Capital to risk weighted assets	16,701	11.96%	5,584	4.00%	8,375	6.00%

Tier 1 (Core) Capital to average assets	16,701	10.73%	6,228	4.00%	7,784	5.00%

The Bank is also subject to state regulations restricting the amount of dividends that can be paid. At year end 2005, the Bank could pay approximately $2,700 in dividends under these regulations.

NOTE 12 – OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. The majority of the Company’s commitments to extend credit has maturities less than one year and reflects the prevailing market interest rates at the time of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2005		2004
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$12,323	$25,135	$8,979	$20,787
Letters of credit	7	2,177	78	1,923

The fixed rate commitments have interest rates ranging from 4.20% to 8.75% at year end 2005.

NOTE 13 - STOCK COMPENSATION PLANS

The Company established an Incentive Stock Option Plan for certain officers and employees and a Non-Employee Directors’ Non-Qualified Stock Option Plan effective August 8, 2000. The plans grant options to key employees and directors at fair value at date of grant. The director options vest 100% after six months from the grant date, and the employee options vest 20% every two years. At December 31, 2005, there were options to purchase 10,395 shares pursuant to the Non-Employee Directors’ Plan and options to purchase 139,651 shares pursuant to the Employees Plan. All options expire within ten years from the date of grant.

A summary of the status of the Company’s stock option plans is presented below:

	Options Outstanding	Exercisable Options	Average Exercise Price
Options outstanding at December 31, 2003	150,535	29,107	$12.60
Options granted	—	—	—
Options which became exercisable	—	13,307	12.81
Options exercised	—	—	—
Options outstanding at December 31, 2004	150,535	42,414	12.60

Options forfeited	(2,200)		18.00
Stock dividend	7,411	2,064
Options granted	1,000	—	28.00
Options which became exercisable	—	14,868	14.56
Options exercised	(6,700)	(6,700)	9.60

Options outstanding at December 31, 2005	150,046	52,646	$12.14

The number or outstanding and exercisable options and the weighted average lives at year-end 2005 were as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Weighted Number	Weighted Average Life	Number	Average Life
$ 9.52	99,856	5.3 years	42,818	3 years
$ 17.14	49,140	8.0 years	9,828	8 years
$ 26.67	1,050	10.0 years	—
	150,046		52,646

NOTE 14 – RETIREMENT PLAN

The Company, effective September 1, 2004, has a 401(k) profit sharing plan covering employees meeting certain age and service requirements. Employees may contribute up to a certain dollar amount which is set by law. The Company makes matching contributions equal to 75% of the employee’s contribution up to 6% of the employee’s compensation. Participants are vested immediately in their contributions plus the actual earnings thereon. Company contributions are vested 20% per year over 5 years. Expense for 2005 was $65 and $22 for 2004.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank and Bankers Bank stock, accrued interest receivable and payable, demand deposits, repurchase agreements, and variable rate loans, deposits, and subordinated debentures that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issued. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. The fair value of off-balance-sheet loan commitments is considered nominal.

The estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,078	$7,078	$5,093	$5,093
Securities available for sale	24,736	24,736	19,667	19,667
Loans held for sale	245	245	683	683
Loans, net of allowance	149,095	144,479	124,202	121,432
FHLB and Bankers Bank stock	515	515	455	455
Accrued interest receivable	819	819	529	529

Financial liabilities
Deposits	$168,115	$167,347	$137,359	$137,214
Repurchase agreements and federal funds purchased	300	300	1,052	1,052
Accrued interest payable	904	904	429	429
Subordinated Debentures	5,155	5,155	5,155	5,155