Form 10QSB
period 2006-03-31
Southern Heritage Bancshares, Inc.
filed 2006-05-17
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

State the outstanding number of shares of the issuer’s common stock as of April 30, 2006:  1,084,475

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB
Quarter ended March 31, 2006

Item 1.  Financial Statements

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Balance Sheets

March 31, 2006

($ amounts in thousands except share and earnings per share)

	(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$4,928	5,250
Federal funds sold	11,265	1,828
Cash and cash equivalents	16,193	7,078
Securities available-for-sale, at fair value	24,051	24,736
Mortgage loans held for sale	1,049	245
Loans	146,281	151,131
Allowance for loan losses	(1,880)	(2,036)
Loans, net	144,401	149,095
Premises and equipment	5,349	5,366
Restricted stock	519	515
Accrued income receivable	737	819
Other assets	1,164	1,292
	$193,463	189,146

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$26,978	26,788
Interest-bearing	144,751	141,327
Total deposits	171,729	168,115
Repurchase agreements	333	300
Accrued interest payable	876	904
Subordinated debentures	5,155	5,155
Other liabilities	578	501
Total liabilities	178,671	174,975
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized 2,000,000 shares; issued 1,084,475 shares at Mar 31, 2006 and 1,082,675 at Dec 31, 2005	1,084	1,082
Additional paid-in-capital	10,799	10,766
Retained Earnings	3,270	2,696
Accumulated other comprehensive income (loss)	(361)	(373)
Total shareholders’ equity	14,792	14,171
	$193,463	189,146

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.

Consolidated Statements of Operations

Three Months Ended March 31

(Unaudited)

($ amounts in thousands except share and earnings per share)

	2006	2005
Interest income:
Loans, including fees	$2,646	2,035
Securities	242	176
Federal funds sold	80	21
Total interest income	2,968	2,232
Interest expense:
Deposits	1,116	682
Other borrowed funds	87	58
Total interest expense	1,203	740
Net interest income	1,765	1,492
Provision for loan losses	51	129
Net interest income after provision for loan losses	1,714	1,363
Noninterest income:
Service charges on deposit accounts	279	319
Mortgage banking activities	143	87
Gain (loss) on sale of securities	10	(3)
Other service charges, commissions and fees	80	80
Total noninterest income	512	483
Noninterest expenses:
Salaries and employee benefits	716	567
Occupancy expense	94	88
Other operating expenses	542	542
Total noninterest expenses	1,352	1,197
Income before income taxes	874	649
Income taxes	298	234
Net income	576	415

Other comprehensive income:
Unrealized gains/losses on securities	(361)	(227)

Comprehensive income	215	188

Basic earnings per share	$0.53	$0.39
Diluted earnings per share	$0.49	$0.36

Shares used in computation of earnings per share
Basic	1,083,875	1,075,956
Diluted	1,179,933	1,161,288

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31

(Unaudited)

($ amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$576	415
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	99	104
Provision for loan losses	51	129
Gain (loss) on sale of securities available for sale	10	(3)
FHLB stock dividends	(3)	(2)
Mortgage loans originated for sale	(8,150)	(4,725)
Proceeds from sale of mortgage loans	7,346	4,687
Decrease (increase) in accrued interest receivable	82	(91)
Increase (decrease) in accrued interest payable	(28)	34
Other, net	(16)	36
Net cash provided by operating activities	(33)	584
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities available for sale	205	321
Proceeds from sales of securities available for sale	3,171	4,408
Purchases of securities available for sale	(2,670)	(3,196)
Purchases of restricted stock	(4)	(18)
Net decrease (increase) in loans	4,850	(6,121)
Purchases of premises and equipment	(73)	(56)
Net cash used by investing activities	5,479	(4,662)
Cash flows from financing activities:
Increase (decrease) in repurchase agreements	33	(869)
Increase in deposits	3,614	9,073
Proceeds from exercise of stock options	22	—
Net cash provided by financing activities	3,669	8,204

Net increase in cash	9,115	4,126
Cash and cash equivalents, beginning of period	7,078	5,093

Cash and cash equivalents, end of period	$16,193	9,219

Cash payments for interest	$1,231	706
Cash payments for income taxes	381	329

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2006

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of March 31, 2006, the results of operations for the three months ended March 31, 2006, and cash flows for the three months ended March 31, 2006.  The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2005, financial statements.  The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(In Thousands)	(In Thousands)

Balance January 1	$2,036	$1,723

Add (deduct):
Losses charged to allowance	(218)	(22)
Recoveries credited to allowance	11	9
Provision for loan losses	51	129

Balance March 31	$1,880	$1,839

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

At March 31, 2006, the Bank had three loans totaling $33,000 in nonaccrual status.  This compares with December 31, 2005, where there was one loan for $27,000 in nonaccrual.  The Bank had no loans that were more than 90 days delinquent on March 31, 2006 or December 31, 2005.  In the first three months of 2006, loans totaling $218,000 were charged off and $11,000 was recovered on loans previously charged off, with one loan comprising $192,000 of the chargeoffs. This compares to net chargeoffs of $61,000 and $101,000 for the years ended December 31, 2005 and 2004. Management believes that the level of net chargeoffs for the three months ended March 31, 2006 will not be sustained for the entire year. Accordingly, management believes the allowance for loan losses at March 31, 2006, is adequate to absorb probable incurred losses in the loan portfolio.

Stock Compensation

The Company established an Incentive Stock Option Plan (ISO) for officers and employees and a Non-Employee Directors’ Non-Qualified Stock Option Plan (NQO), which was shareholder approved, effective August 8, 2000, allowing for the granting of share options and shares to its employees and directors up to 153,543 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest 20% every two years based on 10 years of continuous service.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of the grant using a lattice-based option valuation model that uses the assumptions noted in the following table.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in 2006.

A summary of option activity under the Plan as of March 31, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
				(In thousands)
Outstanding at January 1, 2006	150,046	$12.14

Granted	—	—

Exercised	(1,800)	12.06

Forfieted or expired	—	—

Outstanding at March 31, 2006	148,246	$12.14	5.90	$4,314

Exercisable at March 31, 2006	50,846	$10.90	5.00	$1,525

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $41,292.

As of March 31, 2006, there was $277,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of approximately 5 years.  The options under the Plan vest every other year and none have vested in 2006.  However, the compensation cost is recorded on a prorata basis over the entire vesting period resulting total compensation cost of $12,000 for the three months ended March 31, 2006, based on the fair value of the options.

Cash received from options exercised for the three months ended March 31, 2006 was $21,708.  All of these options were ISO’s, resulting in no tax benefit for the Company.  The Company’s policy is to issue new shares to satisfy option exercises.

In 2005 and prior, employee compensation expense under stock options was reported using the intrinsic value method.  No stock-based compensation cost was reflected in net income; as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Satement No. 123, Accounting for Stock-Based Compensation.

Three Months Ended March 31, 2005

Net income as reported	$415
Deduct: Stock-based compensation expense determined under fair value based method	12

Pro Forma net income	$403

Basic earnings per share as reported	$0.39
Pro Forma basic earnings per share	0.37

Diluted earnings per share as reported	0.36
Pro Forma diluted earnings per share	0.35

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 96,058 and 85,332 in 2006 and 2005 and decrease earnings per share by $.04 and $.03. No shares were antidilutive at March 31, 2006 and 2005.

Item 2. Management’s Discussion and Analysis

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at March 31, 2006, to December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005. The Company is a one bank holding company that owns 100% of Southern Heritage Bank (the “Bank”). Substantially all of the consolidated operations are that of the Bank. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of March 31, 2006 increased 2.3%, or $4,317,000, to $193,463,000, compared with $189,146,000 at December 31, 2005. The increase in total assets was funded by a comparable increase in total deposits of $3,614,000. Cash and cash equivalents increased $9,115,000 to $16,193,000 at March 31, 2006 from $7,078,000 at December 31, 2005. Securities decreased $685,000 to $24,051,000 at March 31, 2006 compared to $24,736,000 at December 31, 2005.

Loans are the principal component of the Company’s assets and the primary source of income. Total loans at March 31, 2006, were $146,281,000 compared to $151,131,000 at December 31, 2005, a decrease of $4,850,000. The decrease in loans in the first three months of 2006 was primarily in commercial loans which decreased $2,349,000; commercial loans secured by real estate which decreased $1,121,000; and loans secured by 1-4 family residential real estate a decrease of $824,000. As of March 31, 2006, $45,493,000 or 31% of total loans were commercial loans secured by real estate. Commercial loans were $40,699,000 or 28% of total loans. Loans secured by 1-4 family residential real estate were $24,335,000 or 17% of total loans. Construction loans secured by real estate were $27,031,000 or 18% of total loans. Consumer loans were $4,008,000 or 3% of total loans. Other loans were $4,715,000 or 3% of total loans. Of the total loans, $100,232,000 or 69.4% mature or reprice within 12 months. Only $2,090,000 or 1.4% mature or reprice over five years.

There was $1,049,000 in mortgage loans held for sale at March 31, 2006, compared with $245,000 at December 31, 2005. The increase in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will be moderate in the near future. The loan-to-deposit ratio as of March 31, 2006, was 85.2%, compared to 89.9% at December 31, 2005, and the loan-to-assets ratio was 75.6% at March 31, 2006, compared to 79.9% at December 31, 2005. Management expects that the loan-to-deposit ratio for the remainder of 2006 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds. All securities are classified as “available for sale”. We have no plans to liquidate a significant amount of the securities portfolio.

As of March 31, 2006, the Company owned $24,051,000 of securities available-for-sale, a decrease of $685,000 or 2.8%. The decrease in securities available-for-sale is primarily due to the principal payments of mortgage-backed securities.

Deposits which are the Company’s primary source of funds, totaled $171,729,000 at March 31, 2006, for an increase of $3,614,000, or 2.2%, compared to $168,115,000 at December 31, 2005. Deposits at March 31, 2006 consisted of $26,978,000 or 15.7% in non-interest bearing demand deposits, $37,242,000 or 21.7% in interest-bearing demand deposits, $100,204,000 or 58.4% in time certificates of deposit and $7,305,000 or 4.2% in savings accounts. There was $19,618,000 in brokered CDs at March 31, 2006 compared to $19,263,000 at December 31, 2005. The Company has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs. Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions. The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share. However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $4,514,000 in the first three months of 2006. At March 31, 2006, the weighted average rate on CDs was 3.87% compared to 3.04% for the three months ended March 31, 2005. The Company has time deposits maturing within one year of $73,107,000 or 73.0% of total time deposits. Time deposits maturing greater than one year is $27,094,000 or 27.0% of total time deposits. Interest-bearing accounts, other than CDs, decreased $820,000 in the first three months of 2006. Noninterest bearing deposits increased $190,000 for the three months ended March 31, 2006. The weighted average cost of all deposit accounts during the first three months of 2006 was 2.67% compared to 1.96% for the same period in 2005.

Total shareholders’ equity increased $621,000, to $14,792,000 at March 31, 2006, from $14,171,000 at December 31, 2005. This increase was due to the Company’s net income of $576,000 for the first three months of 2006 along with a net decrease in unrealized losses on securities available for sale of $12,000 net of tax. Stock options totaling $21,000 were exercised during the year. There was a $12,000 increase in additional paid in capital related to stock option compensation according to FASB 123R.

As of March 31, 2006 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio was 13.50%. Tier-1 to risk-weighted assets ratio was 12.34% and Tier-1 to average asset ratio was 10.41%.

RESULTS OF OPERATIONS

For the first three months of 2006, net income after tax was $576,000, compared to $415,000 for the same period in 2005, an increase of 38.8%. The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the Company. Net interest income before the provision for loan losses for the first three months of 2006 was $1,765,000, an increase of $273,000 or 18.3% from $1,492,000 for the first three months of 2005. The net interest margin of 4.17% was the same for both March 31, 2006 and 2005.

Interest and fee income on loans for the first three months of 2006 was $2,646,000, an increase of $611,000 or 30.0% from $2,035,000 for the three months ended March 31, 2005. The increase in interest and fee income on loans is primarily due to increased volume in commercial loans as well as construction and commercial real estate loans along with the increase in rates following the Federal Reserve’s efforts to increase short term rates. The yield on all loans increased 79 basis points to 7.19% at March 31, 2006 compared to 6.40% at March 31, 2005. Total loans outstanding at March 31, 2006 were $146,281,000 compared to $132,046,000 at March 31, 2005.

Interest income from securities and short-term funds totaled $322,000 for the first three months of 2006, an increase of $125,000 over the same period of 2005. The increase in 2006 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $30,350,000 at March 31, 2005 compared to $21,817,000 at March 31, 2005 and the increase in short term rates. The yield on securities and short-term funds increased to 4.26% at March 31, 2006 compared to 3.66% at March 31, 2005.

Interest expense totaled $1,203,000 in the first three months of 2006, compared to $740,000 for the same period of 2005. The increase in interest expense in 2006 was due to the significant growth of deposits. The Company’s cost of funds increased to 3.17% at March 31, 2006 compared to 2.35% at March 31, 2005 as a result of the increase in short term rates. Total deposits outstanding at March 31, 2006 were $171,729,000 compared to $146,432,000 at March 31, 2005.

The Company’s net interest margin for the first three months of 2006 and 2005 was unchanged at 4.17%.

The Company’s yield on earning assets has increased to 6.69%, for the first three months of 2006 compared to 6.01% for the same period of 2005. The cost of interest-bearing funds has followed the same trend, increasing to 3.17% for the first three months of 2006, up from 2.35% for the three month ended March 31, 2005.

The allowance for loan losses is maintained by management at a level considered adequate to cover probable future losses in the Company’s loan portfolio. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of loss histories of other similar community financial institutions which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The Company’s net charge-off experience has historically been low. For the first three months of 2006, the Company provided $51,000 for loan losses compared to $129,000 for the same period of 2005. The net charge-offs for the first three months of 2006 were $207,000 compared to $13,000 for the same period in 2005, with one loan comprising $192,000 of the chargeoffs. This compares to net chargeoffs of $61,000 and $101,000 for the years ended December 31, 2005 and 2004. Management believes that the level of net chargeoffs for the three months ended March 31, 2006 will not be sustained for the entire year. At March 31, 2006, the Company had three loans totaling $33,000 in nonaccrual status. This compares with December 31, 2005, where there was one loan totaling $27,000 in nonaccrual. At March 31, 2006 there were no loans that were more than 90 days delinquent. At March 31, 2006, the allowance for loan losses was 1.29% compared to 1.35% at December 31, 2005. Management believes the allowance for loan losses at March 31, 2006, is adequate to absorb probable incurred losses in the loan portfolio.

Total noninterest income for the first three months of 2006 was $512,000 compared to $483,000 for the same period in 2005. The largest single source of noninterest income is service charges on deposit accounts. Service charges on deposits totaled $279,000 in 2006 compared to $319,000 in 2005. The decrease is due primarily to lower NSF and overdraft protection fee income realized during the period ($40,000). Mortgage banking income was $143,000 for the three months ended March 31, 2006 compared to $87,000 for the same period in 2005. For the first quarter of 2006, the Company originated for subsequent sale, 46 loans for $7,346,000 compared to 37 loans for $4,687,000 for the same period in 2005. The average loan closed increased $33,000 to $160,000 from $127,000 in the previous year. Net securities gains or losses reflected a gain of $10,000 in 2006 compared to a loss of $3,000 in 2005. Other service charges, commissions and fees remained the same level as the previous year totaling $80,000. This includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.

Noninterest expenses were $1,352,000 for the first three months of 2006 compared with $1,197,000 for the same period of 2005; an increase of $155,000 or 13.0%. The increase in noninterest expenses in the first three months of 2006 is attributable primarily to the increase in salaries and benefits expense; an increase of $149,000 or 26.3% compared to 2005, and occupancy expense which increased $6,000 or 6.8%.

As of March 31, 2006, the Company had 51 full-time equivalent employees compared to 44 for the same period of 2004. The additional employees include a senior commercial lender and a human resource director that was not on staff the first quarter of 2005 which together represents $65,000 of the increase. Mortgage commissions were $14,000 higher due to increased volume. The Company’s salary incentive plan was revised in 2005 resulting in estimated compensation awards being $34,000 higher than that for the same period in 2005. There was an additional $12,000 charge for stock option compensation as required by FASB 123R.

The increase in occupancy expense was due to higher utilities; an increase of $2,000, and property taxes; an increase of $4,000.

Other operating expense remained level between years at $542,000 for the three months ended March 31, 2006 and 2005. With the growth of the Company there were increases in some areas such as data processing, $6,000; marketing, $13,000; human resources, $7,000; dues and subscriptions, $6,000; telephone, $6,000; and ATM, $10,000 that were offset with decreases in other areas such as consulting fees, $16,000 and accounting and audit fess, $42,000.

The Company booked income tax expense of $298,000 for the period ended March 31, 2006 compared to $234,000 for the same period in 2005. The effective tax rate for the three months ended March 31, 2006 is 34% compared to 36% for the same period ended 2005.

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

In the first three months of 2006, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Company’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $19,618,000 in brokered certificates of deposit.

At March 31, 2006 and December 31, 2005, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	March. 31, 2006	Dec. 31, 2005	Well-capitalized

Tier 1 capital to risk-weighted assets	12.34%	11.80%	6.0%
Total capital to risk-weighted assets	13.50%	13.04%	10.0%
Tier 1 leverage ratio	10.41%	10.38%	5.0%

As discussed above, total shareholders’ equity increased $621,000, to $14,792,000 at March 31, 2006 from $14,171,000 at December 31, 2005. This increase was due to the Company’s net income of $576,000 for the first three months of 2006 along with a net decrease in unrealized losses on securities available for sale of $12,000, net of tax. Stock options totaling $21,000 were exercised during the year. There was a $12,000 increase in additional paid in capital related to stock option compensation according to FASB 123R.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities). The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis. At March 31, 2006 the cumulative one-year gap was a negative (or liability sensitive) $4,600,000 or 2.5% of earning assets compared to an evenly matched or slightly negative gap of $71,000 or .1% of earning assets at December 31, 2005.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During the first quarter of 2006 the Company experienced two rate increases after eight such increases during 2005. Management believes that interest rates will continue to increase during the first half of 2006 and then level off over the next two years. The Company’s strategy of being in a slight negative one year gap position should result in stable net interest margin as rates level off or decline. The Company had maintained a positive gap for most of 2005 and moved to a balanced or slightly negative position during the fourth quarter of 2005. This position into the first quarter of 2006 was significant in improving the net interest margin to 4.17% compared to 4.06% at December 31, 2005. Many of the Company’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Company to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

Off-balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its consumers.  At March 31, 2006, we had unfunded loan commitments outstanding of $38.8 million and standby letters of credit of $2.4 million.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments.  We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal funds lines totaling $13.1 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
February 16, 2006	1,200	$9.52
February16, 2006	600	$17.14

The aggregate proceeds of the shares sold were $21,708.

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

(b)         Not applicable.

(c)          No repurchases for our securities were made during the quarter ended March 31, 2006.

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

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1         Rule 13a-14(a)/15d-15(e) Certification of the President.

31.2         Rule 13a-14(a)/15d-15(e) Certification of the Chief Financial Officer.

32.1         Section 1350 Certification of the President.

32.2         Section 1350 Certification of the Chief Financial Officer

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB

Quarter ended March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

May 16, 2006	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

May 16, 2006	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer