Form 10QSB
period 2006-09-30
Southern Heritage Bancshares, Inc.
filed 2006-11-15
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

State the outstanding number of shares of the issuer’s common stock as of Oct 31, 2006:  1,164,996

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-QSB
Quarter ended September 30, 2006

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations -Three and Nine months ended September 30, 2006 and 2005 (Unaudited)

Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005 (Unaudited)

Notes to Consolidated Financial Statements

	Item 2.	Managements Discussion And Analysis

	Item 3.	Controls And Procedures

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Item 1. Financial Statements

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Balance Sheets
September 30, 2006

($ amounts in thousands except share and earnings per share)

	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$5,447	5,250
Federal funds sold	6,397	1,828
Cash and cash equivalents	11,844	7,078
Securities available-for-sale, at fair value	24,534	24,736
Mortgage loans held for sale	1,965	245
Loans	161,192	151,131
Allowance for loan losses	(2,220)	(2,036)
Loans, net	158,972	149,095
Premises and equipment	5,268	5,366
Restricted stock	539	515
Accrued income receivable	958	819
Other assets	1,920	1,292
	$206,000	189,146

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$27,238	26,788
Interest-bearing	151,966	141,327
Total deposits	179,204	168,115
Repurchase agreements	305	300
FHLB advance	3,000	0
Accrued interest payable	1,242	904
Subordinated debentures	5,155	5,155
Other liabilities	812	501
Total liabilities	190,175	174,975
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	-	—
Common stock, $1 par value. Authorized 2,000,000 shares; issued 1,164,996 shares at Sept 30, 2006 and 1,082,675 at Dec 31, 2005	1,165	1,082
Additional paid-in-capital	12,876	10,766
Retained Earnings	2,474	2,696
Accumulated other comprehensive income (loss)	(233)	(373)
Total shareholders’ equity	16,282	14,171
	$206,000	189,146

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.
Consolidated Statements of Operations
Nine Months Ended September 30
(Unaudited)

($ amounts in thousands except share and earnings per share)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest income:
Loans, including fees	$3,080	2,332	$8,565	6,502
Securities	285	221	800	589
Federal funds sold	137	63	312	168
Total interest income	3,502	2,616	9,677	7,259
Interest expense:
Deposits	1,488	902	3,878	2,368
Other borrowed funds	143	72	326	199
Total interest expense	1,631	974	4,204	2,567
Net interest income	1,871	1,642	5,473	4,692
Provision for loan losses	267	111	435	298
Net interest income after provision for loan losses	1,604	1,531	5,038	4,394
Noninterest income:
Service charges on deposit accounts	261	329	815	987
Mortgage banking activities	165	110	512	313
Gain (loss) on sale of securities	183	(2)	196	(6)
Other service charges, commissions and fees	62	59	218	202
Total noninterest income	671	496	1,741	1,496
Noninterest expenses:
Salaries and employee benefits	792	661	2,276	1,916
Occupancy expense	102	88	294	263
Other operating expenses	561	531	1,684	1,600
Total noninterest expenses	1,455	1,280	4,254	3,779
Income before income taxes	820	747	2,525	2,111
Income taxes	265	238	846	710
Net income	555	509	1,679	1,401

Other comprehensive income (loss):
Change in unrealized gains/losses on securities	278	3	140	(80)

Comprehensive income (loss)	833	512	1,819	1,321

Basic earnings per share	$0.48	$0.45	$1.49	$1.29
Diluted earnings per share	$0.44	$0.41	$1.39	$1.18

Shares used in computation of earnings per share
Basic	1,164,923	1,131,628	1,123,157	1,084,080
Diluted	1,250,891	1,231,076	1,209,125	1,183,528

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

($ amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$1,679	1,401
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	303	269
Provision for loan losses	435	298
(Gain) loss on sale of securities	(196)	6
Gain on sale of mortgage loans	(512)	(313)
Mortgage loans originated for sale	(22,446)	(19,406)
Proceeds from sale of mortgage loans	21,238	19,249
Decrease (increase) in accrued interest receivable	(139)	(177)
Increase (decrease) in accrued interest payable	338	258
Other, net	(75)	(51)
Net cash provided by operating activities	625	1,534
Cash flows from investing activities:
Proceeds from maturities and redemptions of securities available for sale	787	1,044
Proceeds from sales of securities available for sale	6,384	5,294
Purchases of securities available for sale	(6,777)	(8,716)
Purchases of restricted stock	(24)	(65)
Net decrease (increase) in loans	(10,415)	(18,251)
Purchases of premises and equipment	(165)	(147)
Net cash used by investing activities	(10,210)	(20,841)
Cash flows from financing activities:
Increase (decrease) in repurchase agreements	5	(789)
FHLB advance	3,000	-
Proceeds from exercise of stock options	266	-
Dividends paid	(9)	-
Increase in deposits	11,089	28,089
Net cash provided by financing activities	14,351	27,300

Net increase in cash	4,766	7,993
Cash and cash equivalents, beginning of period	7,078	5,093

Cash and cash equivalents, end of period	$11,844	13,086

Cash payments for interest	$3,866	2,309
Cash payments for income taxes	980	852

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006, and cash flows for the nine months ended September 30, 2006. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2005, financial statements. The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In Thousands)	(In Thousands)

Balance January 1	$2,036	$1,723

Add (deduct):
Losses charged to allowance	(271)	(70)
Recoveries credited to allowance	20	18
Provision for loan losses	435	298

Balance September 30	$2,220	$1,969

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	As of
	September 30, 2006	December 31, 2005
Domestic:	($ in thousands)

Commercial, financial and agricultural	$52,883	$43,499
Real estate - construction	30,033	27,212
Real estate - family residential	25,175	25,692
Real estate - commercial	48,189	46,614
Consumer	4,912	8,114
Total loans	161,192	151,131
Allowance for loan losses	(2,220)	(2,036)

Total (net of allowance)	$158,972	$149,095

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	As of
	September 30, 2006	December 31, 2005
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	6	2
Amount	$797	$27

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	2	-
Amount	$17	-

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.

At September 30, 2006, the Bank had six loans totaling $797,000 in nonaccrual status; one customer accounts for five loans totaling $788,000. This compares with December 31, 2005, where there were two loans for $27,000 in nonaccrual. The Bank had two loans for a total of $17,000 that was more than 90 days delinquent on September 30, 2006 compared to no loans that were delinquent as of December 31, 2005. In the first nine months of 2006, loans totaling $271,000 were charged off (one loan represents $192,000 of the total) and $20,000 was recovered on loans previously charged off. Based on historical low chargeoff levels (five year average is .07%) the level of allowance relative to total loans is warranted and is reflected in the allowance for September 30, 2006 and the provision for the nine months then ended.

Stock Dividend

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 18, 2006. The effect of this stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented as well as the share data presented in the summary of option activity table.

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

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
				(In thousands)
Outstanding at January 1, 2006	157,457	$11.57

Granted	-	-

Exercised	(28,352)	9.37

Forfeited	(2,425)	14.35

Outstanding at September 30, 2006	126,680	$12.00	5.07	$3,294

Exercisable at September 30, 2006	41,617	$10.68	3.92	$1,137

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $811,718.

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

As of September 30, 2006, there was $277,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 5 years. The options under the Plan vest every other year and 14,782 shares have vested in 2006. However, the compensation cost is recorded on a prorata basis over the entire vesting period resulting total compensation cost of $36,000 for the nine months ended September 30, 2006, based on the fair value of the options.

Cash received from options exercised for the nine months ended September 30, 2006 was $265,729. All of these options were ISO’s, resulting in no tax benefit for the Company. The Company’s policy is to issue new shares to satisfy option exercises.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. The Company adopted SFAS No. 123 (R) under the modified prospective transition method. In 2005 and prior, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation cost was reflected in net income; as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$509	$1,401
Deduct: Stock-based compensation expense determined under fair value based method	12	36

Pro Forma net income	$497	$1,365

Basic earnings per share as reported	$.45	$1.29
Pro Forma basic earnings per share	.44	1.26

Diluted earnings per share as reported	.41	1.18
Pro Forma diluted earnings per share	.40	1.15

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 85,968 and 99,448 in 2006 and 2005 and decrease earnings per share by $.10 and $.11. No shares were antidilutive at September 30, 2006 and 2005.

Recently Issued Accounting Standards on the Financial Statements: In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company has not yet determined the effect of adopting this standard, which is effective for it as of December 31, 2006. Any cumulative adjustments for prior year immaterial errors will be effective as of January 1, 2006.

Item 2. Management’s Discussion and Analysis

OVERVIEW

The following discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at September 30, 2006, to December 31, 2005, and the results of operations for the nine months ended September 30, 2006 and 2005.  Reasons for changes in the quarterly results are primarily the same as those for the year to date results.  The Company is a one bank holding company that owns 100% of Southern Heritage Bank (the “Bank”). Substantially all of the consolidated operations are that of the Bank. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2006 increased 8.9%, or $16,854,000 to $206,000,000 compared with $189,146,000 at December 31, 2005. The increase in total assets was funded primarily by an increase in total deposits of $11,089,000 and a FHLB CMA Advance of $3,000,000. Cash and cash equivalents increased $4,766,000 to $11,844,000 at September 30, 2006 from $7,078,000 at December 31, 2005. Securities decreased $202,000 to $24,534,000 at September 30, 2006 compared to $24,736,000 at December 31, 2005.

Loans are the principal component of the Company’s assets and the primary source of income. Total loans at September 30, 2006, were $161,192,000 compared to $151,131,000 at December 31, 2005, an increase of $10,061,000. The increase in loans in the first nine months of 2006 was as follows: construction real estate loans increased $2,821,000, commercial loans secured by real estate increased $1,575,000, commercial loans which increased $9,384,000; and consumer loans decreased $3,202,000, and loans secured by family residential real estate decreased $517,000.  As of September 30, 2006, $48,189,000 or 29.9% of total loans were commercial loans secured by real estate. Commercial loans were $52,883,000 or 32.8% of total loans. Loans secured by family residential real estate were $25,175,000 or 15.6% of total loans. Construction loans secured by real estate were $30,033,000 or 18.6% of total loans. Consumer loans were $3,979,000 or 2.5% of total loans. Other loans were $933,000 or .6% of total loans. Of the total loans, $109,929,000 or 68.2% mature or reprice within 12 months. Only $3,472,000 or 2.2% mature or reprice over five years.

There was $1,965,000 in mortgage loans held for sale at September 30, 2006, compared with $245,000 at December 31, 2005. The increase in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will be moderate in the near future. The loan-to-deposit ratio as of September 30, 2006, was 89.7%, compared to 89.9% at December 31, 2005, and the loan-to-assets ratio was 78.1% at September 30, 2006, compared to 79.9% at December 31, 2005. Management expects that the loan-to-deposit ratio for the remainder of 2006 will remain in the range of approximately 85% - 90% and the loans-to-assets ratio will be between 75% - 80%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds. All securities are classified as “available for sale”. We have no plans to liquidate a significant amount of the securities portfolio.  As of September 30, 2006, the Company owned $24,534,000 of securities available-for-sale, an decrease of $798,000 or .8%.

Deposits which are the Company’s primary source of funds, totaled $179,204,000 at September 30, 2006, for an increase of $11,089,000, or 6.6%, compared to $168,115,000 at December 31, 2005. Deposits at September 30, 2006 consisted of $27,238,000 or 15.2% in non-interest bearing demand deposits, $34,831,000 or 19.4% in interest-bearing demand deposits, $110,131,000 or 61.4% in time certificates of deposit and $7,004,000 or 4.0% in savings accounts. There was $21,028,000 in brokered CDs at September 30, 2006 compared to $19,263,000 at December 31, 2005. The Company has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs. Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions. The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share. However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $14,171,000 in the first nine months of 2006. At September 30, 2006, the weighted average rate on CDs was 4.22% compared to 3.23% for the nine months ended September 30, 2005. The Company has time deposits maturing within one year of $83,453,000 or 75.8% of total time deposits. Time deposits maturing greater than one year is $26,678,000 or 24.2% of total time deposits. Interest-bearing accounts, other than CDs, decreased $3,523,000 in the first nine months of 2006. Noninterest bearing deposits increased $907,000 for the nine months ended September 30, 2006. The weighted average cost of all deposit accounts during the first nine months of 2006 was 3.10% compared to 2.18% for the same period in 2005.

Total shareholders’ equity increased $2,111,000, to $16,282,000 at September 30, 2006, from $14,171,000 at December 31, 2005. This increase was due to the Company’s net income of $1,679,000 for the first nine months of 2006 along with a net decrease in unrealized losses on securities available for sale of $139,000 net of tax. Stock options totaling $266,000 were exercised during the year. There was a $36,000 increase in additional paid in capital related to stock option compensation according to FASB 123R.  The 5% stock dividend declared on May 18, 2006 resulted in $9,000 paid for fractional shares.

As of September 30, 2006 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio was 13.15%. Tier-1 to risk-weighted assets ratio was 11.92% and Tier-1 to average asset ratio was 10.19%.

RESULTS OF OPERATIONS

For the first nine months of 2006, net income after tax was $1,679,000, compared to $1,401,000 for the same period in 2005, an increase of 19.8%. The increase in earnings over the previous year was primarily a result of the increase in net interest income as a result of the overall growth of the Company. Net interest income before the provision for loan losses for the first nine months of 2006 was $5,473,000, an increase of $781,000 or 16.6% from $4,692,000 for the first nine months of 2005. The net interest margin for September 30, 2006 was 3.93%, compared to September 30, 2005 at 3.88%.

Interest and fee income on loans for the first nine months of 2006 was $8,565,000, an increase of $2,063,000 or 31.7% from $6,502,000 for the nine months ended September 30, 2005. The increase in interest and fee income on loans is primarily due to increased volume in commercial loans as well as construction and commercial real estate loans along with the increase in rates following the Federal Reserve’s efforts to increase short term rates. The yield on all loans increased 100 basis points to 7.48% at September 30, 2006 compared to 6.48% at September 30, 2005. Total loans outstanding at September 30, 2006 were $161,192,000 compared to $151,131,000 at September 30, 2005.

Interest income from securities and short-term funds totaled $1,112,000 for the first nine months of 2006, an increase of $355,000 over the same period of 2005. The increase in 2006 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $33,814,000 at September 30, 2006 compared to $27,536,000 at September 30, 2005 and the increase in short term rates. The yield on securities and short-term funds increased to 4.37% at September 30, 2006 compared to 3.65% at September 30, 2005.

Interest expense totaled $4,204,000 in the first nine months of 2006, compared to $2,567,000 for the same period of 2005. The increase in interest expense in 2006 was due to the significant growth of deposits and an increase in short term rates. The Company’s cost of funds increased to 3.10% at September 30, 2006 compared to 2.18% at September 30, 2005. Total deposits outstanding at September 30, 2006 were $179,204,000 compared to $165,448,000 at September 30, 2005.

The Company’s yield on earning assets has increased to 6.92%, for the first nine months of 2006 compared to 6.0% for the same period of 2005. The cost of interest-bearing funds has followed the same trend, increasing to 3.62% for the first nine months of 2006, up from 2.60% for the nine months ended September 30, 2005. The Company’s net interest margin for the first nine months of 2006 was 3.93% as compared to September 30, 2005 at 3.88%. See interest rate sensitivity for further discussion.

The allowance for loan losses is maintained by management at a level considered adequate to cover probable incurred losses in the Company’s loan portfolio. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of loss histories of other similar community financial institutions which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Company’s borrowers and other related factors. For the nine months ended September 30, 2006, the Company provided $435,000 for loan losses compared to $298,000 for the same period of 2005. The net charge-offs for the first nine months of 2006 were $251,000 compared to $52,000 for the same period in 2005. This compares to net chargeoffs of $61,000 and $101,000 for the years ended December 31, 2005 and 2004.  The $251,000 net chargeoffs for 2006 includes one loan for $192,000.  Management believes that the level of net chargeoffs for the nine months ended September 30, 2006 will not be sustained for the entire year. At September 30, 2006, the Company had six loans totaling $797,000 in nonaccrual status.  The $797,000 primarily consists of one customer totaling $788,000.  This compares with December 31, 2005, where there were two loans totaling $27,000 in nonaccrual. At September 30, 2006 two loans totaling $17,000 are more than 90 days delinquent. At September 30, 2006, the allowance for loan losses was 1.38% compared to 1.35% at December 31, 2005.  Based on historical low chargeoff levels (five year average is .07%) the level of allowance relative to total loans is warranted and is reflected in the allowance for September 30, 2006 and the provision for the nine months then ended.

Total noninterest income for the first nine months of 2006 was $1,741,000 compared to $1,496,000 for the same period in 2005. The largest single source of noninterest income is service charges on deposit accounts. Service charges on deposits totaled $815,000 in 2006 compared to $987,000 in 2005. The decrease is due primarily to lower NSF and overdraft protection fee income realized during the period. Mortgage banking income was $512,000 for the nine months ended September 30, 2006 compared to $313,000 for the same period in 2005. For the nine months ended September 30, 2006, the Company originated for subsequent sale, 146 loans for $22,446,000 compared to 138 loans for $19,406,000 for the same period in 2005. The average loan closed increased $13,000 to $154,000 from $141,000 in the previous year. Net securities gains or losses reflected a gain of $196,000 in 2006 compared to a loss of $6,000 in 2005. Other service charges, commissions and fees were $218,000 as of September 30, 2006 as compared to $202,000 for the same period in 2005. This includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.

Noninterest expenses were $4,254,000 for the first nine months of 2006 compared with $3,779,000 for the same period of 2005; an increase of $475,000 or 12.6%. The increase in noninterest expenses in the first nine months of 2006 is attributable primarily to the increase in salaries and benefits expense; an increase of $360,000 or 18.8% compared to 2005, and occupancy expense which increased $31,000 or 11.8%.

As of September 30, 2006, the Company had 56 full-time equivalent employees compared to 43 for the same period of 2005.  Mortgage commissions total $110,000 for 2006 as compared to $91,000 for 2005. There was an additional $36,000 charge for stock option compensation as required by FASB 123R in 2006 compared to no charge in 2005.  The increased staff includes two highly compensated positions that were added during 2005; senior commercial lender (May) and human resources director (August) accounts for $74,000 of the increase.  Employee incentive programs increased $42,000 at September 30, 2006 over the prior year.

The increase in occupancy expense was due to increases in property taxes of $9,900, utilities $8,100, janitorial $9,900, and grounds maintenance $3,100.

Other operating expenses had a slight increase of $84,000 in the first nine months of 2006 as compared to the same period in 2005.  With the growth of the Company there were increases in some areas such as marketing $57,000, ATM $34,000, supplies $8,000, telephone $3,000, dues/subscriptions $12,000, data processing $18,000, and human resources $11,000. The increases were offset with decreases in other areas such as accounting, audit and consulting fees totaling $59,000.

The Company recorded income tax expense of $846,000 for the period ended September 30, 2006 compared to $710,000 for the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 is 33.5% compared to 33.6% for the same period ended 2005.

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

In the first nine months of 2006, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Company’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $21,028,000 in brokered certificates of deposit, compared to $19,263,000 at December 31, 2005.

At September 30, 2006 and December 31, 2005, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	September 30, 2006	Dec. 31, 2005	Well- capitalized

Tier 1 capital to risk-weighted assets	11.92%	11.80%	6.0%
Total capital to risk-weighted assets	13.15%	13.04%	10.0%
Tier 1 leverage ratio	10.19%	10.38%	5.0%

As discussed above, total shareholders’ equity increased $2,111,000, to $16,282,000 at September 30, 2006 from $14,171,000 at December 31, 2005. This increase was due to the Company’s net income of $1,679,000 for the first nine months of 2006 along with a net decrease in unrealized losses on securities available for sale of $139,000, net of tax. Stock options totaling $266,000 were exercised during the year. There was a $36,000 increase in additional paid in capital related to stock option compensation according to FASB 123R.  The 5% stock dividend declared on May 18, 2006 resulted in $9,000 paid for fractional share.

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

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities). The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis. At September 30, 2006 the cumulative one-year gap was a negative (or liability sensitive) $14,798 or 7.7% of earning assets compared to an evenly matched or slightly negative gap of $71,000 or .1% of earning assets at December 31, 2005.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During the first nine monts of 2006 the Company experienced four rate increases after eight such increases during 2005. Management believes that interest rates will level off and possibly decline within the next two years. The Company’s strategy of being in a slight negative one year gap position should result in stable net interest margin as rates level off or decline. The Company had maintained a positive gap for most of 2005 and moved to a balanced or slightly negative position during the fourth quarter of 2005. This position into the third quarter of 2006 was significant in improving the net interest margin to 3.93% compared to 3.89% at December 31, 2005. Many of the Company’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Company to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its consumers.  At September 30, 2006, we had unfunded loan commitments outstanding of $34.5 million and standby letters of credit of $2.6 million.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments.  We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal funds lines totaling $10.9 million.

Item 3. Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the registrant’s management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, our President and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the registrant’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                             Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
September 16, 2006	25,671	$9.07
September 16, 2006	220	$16.33

The aggregate proceeds of the shares sold were $236,429.

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

(b)                            Not applicable.

(c)                             No repurchases for our securities were made during the quarter ended September 30, 2006.

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

Quarter ended September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

Nov 10, 2006	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
President

Nov 10, 2006	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer