Form 10KSB
period 2006-12-31
Southern Heritage Bancshares, Inc.
filed 2007-04-25
CIK 1301093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File No. 00050921

SOUTHERN HERITAGE BANCSHARES, INC

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	42-1627829
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

3020 Keith Street, N.W., Cleveland, Tennessee 37320

(Address of Principal Executive Offices and Zip Code)

(423) 473-7980

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value per share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such Reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐ No  ☒

The issuer’s revenues for the year ended December 31, 2006 were $15,508,000.

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the registrant at March 31, 2007 was $36,403,960, based upon 910,099 shares at an estimated $40.00 per share.

The number of shares of the issuer’s common stock issued and outstanding on March 31, 2007 was 1,164,996.

DOCUMENTS INCORPORATED BY REFERENCE: Certain Portions of the Issuer’s Proxy Statement relating to its annual meeting of shareholders to be held May 17, 2007 are incorporated herein by reference in response to Part III.

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

The Company commenced operations as a state chartered bank on April 12, 1999.  The Company has total assets of approximately $218 million at December 31, 2006.  The Company’s deposit accounts are insured under the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum applicable limits thereof.  The Company is not a member of the Federal Reserve System.

The Company’s customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents. The Company offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, automated teller machines, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit.  The Company also offers safe deposit boxes of various sizes.  The Company issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards.  The Company offers its customers drive-through banking services at all of its locations.  The Company has trust powers and is currently in the early stages of implementing a trust and investment services department.

The Company is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Company’s principal executive offices are located at the Bank, at 3020 Keith Street, N.W., Cleveland, Tennessee 37320, and its telephone number is (423) 473-7980.

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

Employees

At December 31, 2006, the Company employed 52 persons on a full-time basis and 13 persons on a part-time basis.  The Company’s employees are not represented by any union or other collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of April 1, 2007, the Bank is not the subject of any such action by the FDIC or the Commissioner.

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

The Bank believes that at April 1, 2007, the Bank was well capitalized under the criteria discussed above.

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

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of April 1, 2007, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

Payment of Dividends

The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company.  The Bank is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI.  Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.  On May 18, 2006 the Company paid a stock dividend equal to 1 share for each 20 shares owned of its outstanding shares of common stock.

Investment Policy

The objective of the Company’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Company, yet still maintain sufficient liquidity to meet fluctuations in the Company’s loan demand and deposit structure.  In doing so, the Company balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The funds management committee of the Company has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous board of director’s meeting, is reviewed by the board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Company’s needed liquidity and longer term securities purchased to generate level income for the Company over periods of interest rate fluctuations.  The Company’s investment securities portfolio at December 31, 2006, consisted of securities available for sale.

Loan Policy

All lending activities of the Company are under the direct supervision and control of the loan committee, which consists of seven directors, Len Graham, C.A. Kyle, Steve Ledbetter, Jim Workman, Lester Simerville, Lee Stewart and James Williams.  The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.  The Company’s established maximum loan ratio of deposits is 95%.  The loan portfolio consists primarily of real estate, commercial, farming and installment loans.  Commercial loans consist of either real estate loans or term loans.  Maturity of term loans is normally limited to a maximum of seven years.  Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty-year term.  Installment loans are based on the earning capacity and vocational stability of the borrower.

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

The Company had no loans outstanding to foreign borrowers at December 31, 2006.

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

As of December 31, 2006 the Bank had a Tier I capital ratio of 12.26%, a total risk-based capital ratio of 13.35% and a leverage ratio of 10.82%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company’s last quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

As of December 31, 2006, the number of holders of common stock, the only class of equity security of the Company issued and outstanding, was 824.  The common stock of the Company is not traded through an organized exchange nor is there a known active public trading market.  All of the purchases and sales of the common stock, of which management is aware within the last two fiscal years, for the Company’s common stock and the Company’s common stock, as applicable, have occurred in a price range of $33-$40 per share.  This sale price represents transactions which management is aware of, but does not necessarily represent all trading transactions for the period. There are outstanding options to purchase 125,556 shares of common stock, 41,679 of which are currently exercisable.

Dividends

The payment of dividends is subject to the discretion of the Company’s board of directors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Company.  The ability of the Company to pay dividends to the Company is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS — Payment of Dividends.” The Company’s board of directors in 2006 declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 18, 2006 and in 2005 declared the same dividend (one share for each 20 shares owned) for shareholders of record as of May 19, 2005.  The effects of this stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Non-Employee Director Plan and the Plan for Employees, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2006:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2000 Non-Employee Director Plan	9,696	$9.07	—

2000 Plan for Employees	115,860	$12.12	7,030

Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	125,556	$11.89	7,030

Recent Sales of Unregistered Securities

From January 1, 2003 through December 31, 2006, the only securities issued without registration under the Securities Act of 1933 were shares of the Company’s common stock which were issued to two director and six employees pursuant to the Company’s Stock Option Plans.  There were 35,052 shares purchased at an average price of $9.42 per share for total proceeds of $330,041.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to these issuances.

Purchases of Equity Securities by the Company

The Company did not make any purchases of its common stock during the fourth quarter of 2006.

Purchases of Equity Securities by the Company

The Company did not make any purchases of its common stock during the fourth quarter of 2006.

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

Results of Operations

Net income, after tax for 2006 was $2,022,000 compared to $1,957,000 in 2005, an increase of 3.32%.  Basic and diluted income per common share were $1.76 and $1.65 respectively, in 2006, compared to $1.73 and $1.61 in 2005.   The Company declared  stock dividend of one share for each twenty shares owned for shareholders of record as of May 18, 2006 and May 19, 2005.  The effect of the stock dividends have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

Net Interest Income

Net interest income for 2006 was $7,450,000 compared with $6,457,000 in 2005.  This was due primarily to continued growth in the Company’s loan portfolio in 2006, which was funded by deposit growth.  Net interest margin during 2006 was 3.90%, compared to 3.89% in 2005.   In 2006, the average yield on interest earning assets was 7.02%, compared with 6.10% in 2005.  During 2006, loans yielded 7.60%, compared with 6.60% in 2005.  The average rate paid on interest-bearing deposits was 3.64% during 2006, compared to 2.60% during 2005.  Management expects that the cost of funds will continue to increase in 2007.  This is due to the Federal Reserve increasing the discount rate four times in six months, during 2006, for a total of 100 basis points.  The rate increased from 4.25% to 5.25%.  This followed eight increases in 2005, for a total, of 200 basis points.  The company’s net interest margin remained stable at 3.90% for 2006 and at 3.89% for 2005.  Increased competition for customers deposits will result in continued pressure on the net interest margin.

Noninterest Income

Total noninterest income was $2,081,000 in 2006, compared with $1,992,000 in 2005.  The largest single source of noninterest income is service charges on deposit accounts.  Service charges on deposits totaled $1,028,000 in 2006 and $1,285,000 in 2005.  The decrease is due mainly to lower NSF and overdraft protection fee income realized during the period.  Mortgage banking income was $568,000 in 2006, versus $442,000 in 2005.  In 2006, we originated for subsequent sale, 181 loans for $27,482,000 compared to 181 loans for $26,860,000 in 2005.  The average loan closed increased $3,400 to $151,800 compared to $148,400 in 2005.  Net securities gains or losses reflected a gain of $191,000 in 2006 compared to a loss of $5,000 in 2005.   Other income was $294,000 as of December 31, 2006 as compared to $270,000 for the same period in 2005.  This includes Safe Deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.  Management expects that other fee income will continue to increase as the Company increases in size.

Noninterest Expense

Total noninterest expense was $5,737,000 in 2006, an increase of $618,000, or 12% over the $5,119,000 in 2005.  Major components of this increase include salaries and employee benefits (which increased $373,000 in 2006 when compared to 2005), the cost of premises and equipment (an increase of $60,000 over the prior year), Data Processing (increased $40,000), advertising and public relations (increased $95,000), supplies (increased $25,000), and other expenses (increased $25,000). Other expenses include items such as postage, outside fees and assessments, dues and subscriptions, loan expense, telephone, and loss on disposition of foreclosed property.

As of December 31, 2006, the Company had 52 full-time equivalent employees as compared to 43 at December 31, 2005.   The company’s 401(k) profit sharing retirement plan implemented in 2004, resulted in a $70,000 match in 2006 compared to $65,000 in 2005.  The Company’s salary incentive plan totaled $172,500 in 2006 compared to $165,000 in 2005, an increase of $7,500.  An addional $48,000 charge for stock option compensation as required by FASB Statement No. 123(R) in 2006 compared to no charge in 2005.  The increased staff expense includes two highly compensated positions added during 2005, a senior commercial lender (May) and human resources director (August) along with 3 new positions added in 2006 represents $117,000 of the increase.

Management expects that the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will have an adverse effect on noninterest expense in future years.  Overhead costs as a percentage of both interest income and total assets should continue to decrease as the Company continues to grow.

Provision For Loan Losses

The allowance for loan losses is maintained by management at a level considered adequate to cover probable incurred losses in the Company’s loan portfolio.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Prior to 2006 the company’s net charge off experience has historically been low.  In 2006, the company charged off $847,000 compared to $83,000 in 2005.  The increase in 2006 is primarily due to charge offs related to two loan relationships of approximately $700,000.  The provision for loan losses was $756,000 in 2006, compared with $374,000 in 2005, an increase of $382,000.  This increase was necessary primarily due to the previously mentioned charge offs.  Management had classified those loans that were associated with the majority of the charge offs in 2006 as substandard at December 31, 2005.  As a result , these loans were in a homogeneous pool that required a significant allowance allocation in 2005, and therefore the resulting provision in 2006 was less than the amount charged off.   At December 31, 2006, the allowance for loan losses was 1.22% of total loans, compared to 1.35% at year-end 2005.  Management allocated approximately 55% of the total allowance to commercial loans, 20% to residential mortgage and home equity loans and 25% to consumer and credit card loans to individuals.  At December 31, 2006 $257,000 of the allowance for loan losses was allocated to impaired loan balances.  At December 31, 2006, there were three loans totaling $250,000 in nonaccrual status compared to one loan totaling $27,000 at December 31, 2005.  Management believes the allowance for loan losses at December 31, 2006, is adequate to absorb probable incurred losses in the loan portfolio.

Income Taxes

The Company recorded income tax expense of $1,016,000 in 2006 compared to $999,000 in 2005.  The effective tax rates for 2006 and 2005 are just under 34%.  The Company’s tax free securities at December 31, 2006 were $18,527,000 or 64.5% of the portfolio compared to $16,886,000 or 68.3% in the prior year.  Tax free income for the year was $612,000 compared to $511,000 in the prior year.  Subject to legislative tax changes, it is anticipated the effective tax rate will remain stable in 2007.

Financial Condition

Total assets as of December 31, 2006 increased $29,038,000 or 15.4% to $218,184,000 compared with $189,146,000 at December 31, 2005.  The increase in total assets was funded primarily by an increase in total deposits of $22,908,000 and an increase in FHLB advances of $3,000,000.  Cash and cash equivalents increased $10,375,000 over the prior year to $17,453,000 at December 31, 2006.  Securities increased $4,010,000 or 16.2% to $28,746,000 at December 31, 2006.

Loans

Loans are the principal component of the Company’s assets and the primary source of income.  Total loans grew from $151,131,000 in 2005, to $162,114,000 in 2006, an increase of $10,983,000, or 7.3%.  Most of the net loan growth in 2006 was in commercial which increased $10,454,000; commercial loans secured by real estate increased $3,382,000; construction loans secured by real estate increased $1,252,000; 1-4 family residential real estate loans decreased $857,000; and consumer loans decreased $3,248,000.  As of December 31, 2006, $49,996,000 or 30.8% of total loans were commercial loans secured by real estate.  Commercial loans were $53,953,000 or 33.3% of total loans.  Construction loans were $28,464,000 or 17.6% of total loans.  Loans secured by 1-4 family residential real estate were $24,835,000 or 15.3% of total loans Consumer and other loans were $4,866,000 or 3.0% of total loans.  Of the total loans, $110,514,000 or 68.2% mature or reprice within twelve months.  Only $49,401,000 or 30.5% mature or reprice over five years.

There were $2,538,000 in mortgage loans held for sale at December 31, 2006, compared to $245,000 at December 31, 2005.  The increase in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Loan quality declined somewhat as delinquent and nonaccrual loan levels were higher at the end of 2006.  Their were six loans that were 90 days or more past due totaling $293,000 at December 31, 2006 compared to no delinquencies at year end  2005.  There were three loans totaling $250,000 on non-accrual at yearend compared to one loan for $27,000 on nonaccrual at yearend 2005.  The Company’s allowance for loan losses ratio to total loans (including mortgage loans) was 1.20% at December 31, 2006 compared to 1.35% in 2005.  On December 31, 2006 the Company’s loan to deposit ratio (including mortgage loans held for sale) was 84.9%, compared to 89.9% in 2005.  The loan to asset ratio (including mortgage loans held for sale) was 74.3% for 2006, compared to 79.9% in 2005.

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

At December 31, 2006, the Company owned $28,746,000 in securities, compared to $24,736,000 in 2005.  Total securities increased in 2006 by $4,010,000 or 16.2% over the prior year.  The Company’s investment portfolio is used to provide yield, liquidity and provide pledging to secure public fund deposits.

Premises and Equipment

The Company’s fixed asset purchases were $344,000 in 2006.  Additions included data processing equipment ($292,000); building improvements ($2,000); and furniture and fixtures ($50,000).

Deposits

Deposits, which are the Company’s primary source of funds, totaled $191,023,000 at December 31, 2006, an increase of $22,908,000 or 13.6% compared to $168,115,000 at December 31, 2005.  At year-end 2006, $26,265,000, or 13.7% of the Company’s total deposits are in noninterest-bearing demand accounts.  Interest-bearing demand accounts were $164,758,000 or 86.3% of total deposits.   Savings accounts total $7,316,000, or 3.8% of total deposits.  The majority of the deposits continue to be in time deposits.  Time deposits (certificate of deposits) total $117,551,000, or 61.5% of total deposits.  CDs greater than $100,000 were $65,177,000 compared to CDs less than $100,000 totaling $52,374,000 at December 31, 2006. There was $21,526,000 in brokered CDs at December 31, 2006 compared to $19,263,000 at December 31, 2005.  The Company has targeted local consumers, professionals, and small businesses as its central clientele.  These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs.  Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions.  The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share.  However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $21,591,000 over 2006.  At December 31, 2006, the weighted average rate on CDs was 4.37% compared to 3.33% at December 31, 2005.  The Company has time deposits maturing within one year of $95,767,000 or 81.5% of total time deposits.  Time deposits maturing greater than one year is $21,784,000 or 18.5% of total time deposits.  Interest-bearing deposits, other than CDs, increased $1,848,000 at December 31, 2006 compared to 2005. Non interest-bearing deposits decreased $523,000 in 2006 compared to 2005.  The weighted average cost of all interest bearing deposit accounts at December 31, 2006 was 3.64% compared to 2.60% at December 31, 2005.

Liquidity

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets.  In 2006, deposit growth exceeded loan demand by $11,925,000.  The excess was primarily used to increase the securities portfolio and federal funds sold.  Other potential sources of liquidity include the sale of securities available for sale from the Company’s securities portfolio, the sale of loans held for sale, Federal Home Loan Company advances, purchase of federal funds, repurchase agreements or brokered deposits.

Capital Resources

The Company’s total shareholders’ equity at December 31, 2006 was $16,910,000, compared to $14,171,000 in December 31, 2005.  The increase of $2,739,000 was the result of 2006 net income of $2,022,000 along with a net decrease in unrealized losses on securities available for sale of $161,000 net of tax.  Stock options totaling $266,000 were exercised during the year and the company recorded a tax benefit of $178,000.  There was a $48,000 increase in additional paid in capital related to stock option compensation according to FASB No. 123(R). The company eliminated an overstatement of tax expense in prior years by recording a cumulative catch up adjustment in accordance with SAB 108 of $74,000.

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 18, 2006 resulted in $9,000 paid for fractional shares.  The effects of the stock dividend have been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

As of December 31, 2006 and 2005, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  The total capital to risk-weighted assets ratio for the Company was 13.35%.  Tier-1 to risk weighted assets ratio was 12.26%.  Tier 1 to average asset ratio was 10.82%.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities.  The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis.  At December 31, 2006 the cumulative one-year gap was only $25,289,000 negative, or liability sensitive.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.  During 2006 the Company experienced four increases in the prime rate after eight increases in 2005.  The result was an increase in the net interest margin to 3.90% in 2006 compared to 3.89% in 2005.   Management believes that, as of year-end 2006, interest rates will stabilize and possibly decline over the next two years.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within
	(Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities	$504	$—	$504	$1,131	$27,111	$28,746
Fed Funds Sold	12,288	—	12,288	—	—	12,288
Mortgage Loans	2,537		2,537		2,537
Loans	88,663	21,851	110,514	48,270	3,331	162,115

Total Earning Assets	$103,992	$21,851	125,843	$49,401	$30,442	205,686

LIABILITIES

Interest-bearing deposits	$76,410	$66,390	142,800	$21,958	$—	164,758
Holding Company Debt	5,000		5,000		5,000
Other borrowings	3,332	—	3,332	—	—	3,332
Total interest-bearing liabilities	$84,742	$66,390	151,132,1511	$21,958	$—	173,090

Asset (liability) GAP	19,250	(44,539)	(25,289)	27,443	30,442	32,596

Cumulative asset (liability) GAP	19,250	(25,289)	(25,289)	2,154	32,596	32,596

Cumulative as a percentage of interest-earning assets	9.4%	(12.3)%	(12.3)%	1.0%	15.8%	15.8%

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

	In Thousands of dollars
	December 31, 2006			December 31, 2005			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate (1)	Total

Gross loans (2 and 3)	$156,523	7.60%	$11,896	$137,252	6.60%	$9,052	$1,271	1,573	2,844

Securities available for sale (5)	25,870	4.17%	1,079	21,078	3.91%	824	187	68	255

Federal funds sold	8,853	5.11%	452	7,244	3.20%	232	52	168	220

Total interest-earning assets	191,246	7.02%	$13,427	165,574	6.10%	$10,108	$1,510	1,809	3,319

Cash and due from banks	5,072			4,506
Other nonearning assets	7,326			6,964
Allowance for loan losses	(2,016)			(1,875)

Total assets	$201,628			$175,169

Deposits:
NOW and money market investments	$37,529	2.06%	$774	$41,692	1.42%	$590	$(59)	243	184
Savings	7,102	0.96%	68	6,414	0.95%	61	7	—	7
Time deposits $100,000 and over	60,845	4.30%	2,619	43,807	3.27%	1,433	557	629	1,186
Other time deposits	45,868	4.46%	2,044	37,753	3.42%	1,292	278	474	752

Total interest-bearing deposits	151,344	3.64%	5,505	129,666	2.60%	3,376	783	1,346	2,129

Borrowings
FFP &Repos	374	3.48%	13	336	2.68%	9	1	3	4
FHLB Adv	1,545	5.70%	88	—	—	—	—	88	88
Subordinated Debt	5,155	7.18%	370	5,155	5.32%	274	—	96	96
Total Borrowings	7,074	6.66%	471	5,491	5.15%	283	1	187	188

Total Interest bearing liabilities	158,418	3.77%	5,976	135,157	2.71%	3,659	784	1,533	2,317

Noninterest-bearing liabilities	26,104	—	—	25,592	—	—	—	—	—

Total Deposits & Int Bearing Liab	184,522	3.24%	5,976	160,749	2.28%	3,659	785	1,533	2,317
Noninterst bearing liabilities	1,878			1,092
Total liabilities	186,400			161,841

Shareholders’ equity	15,228			13,328

Total liabilities and shareholders’ equity	$201,628			$175,169

Net interest income			$7,451			$6,449	$725	276	1,190

Net interest margin (4)		3.90%			3.89%

(1)             Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)             Interest income includes fees on loans of $711,000 in 2006 and $625,000 in 2005.

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

	In Thousands of dollars
	December 31, 2005			December 31, 2004			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate (1)	Total
Gross loans (2 and 3)	$137,252	6.60%	$9,052	$116,267	5.98%	$6,957	$1,256	839	2,095

Securities available for sale (5)	21,078	3.91%	824	15,781	3.82%	603	202	19	221

Federal funds sold	7,244	3.20%	232	4,244	1.30%	55	39	138	177

Total interest-earning assets	165,574	6.10%	$10,108	136,292	5.59%	$7,615	$1,497	996	2,493

Cash and due from banks	4,506			4,260
Other nonearning assets	6,964			6,719
Allowance for loan losses	(1,875)			(1,549)

Total assets	$175,169			$145,722

Deposits:
NOW and money market investments	$41,692	1.42%	$590	$38,196	1.23%	$468	$43	79	122
Savings	6,414	0.95%	61	5,391	0.96%	52	10	(1)	9
Time deposits $100,000 and over	43,807	3.27%	1,433	35,520	2.67%	947	221	265	486
Other time deposits	37,753	3.42%	1,292	31,628	2.83%	896	174	222	396

Total interest-bearing deposits	129,666	2.60%	3,376	110,735	2.13%	2,363	448	565	1,013

Borrowings
FFP & Repos	336	2.68%	9	257	0.39%	1	—	8	8
FHLB Adv	—	—	—	—	—	—	—	—	—
Subordinated Debt	5,155	5.32%	274	210	—	—	—	274	274
Total Borrowings	5,491	5.15%	283	467	0.21%	1	—	282	282

Total Interest bearings liabilities	135,157	2.71%	3,659	111,202	2.13%	2,364	448	847	1,295

Noninterest-bearing liabilities	25,592	—	—	21,951	—	—	—	—	—

Total Deposits & IntBearings Liab	160,749	2.28%	3,659	133,153	1.78%	2,364	448	847	1,295
Noninterst bearings liabilities	1,092			768
Total liabilities	161,841			133,921
Shareholders’ equity	13,328			11,801

Total liabilities and shareholders’ equity	$175,169			$145,722

Net interest income			$6,449			$5,251	$1,049	149	1,480

Net interest margin (4)		3.89%			3.85%

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

II.  INVESTMENT PORTFOLIO

The carrying value of securities at December 31 is summarized as follows:

Category

	December 31
	2006	2005
	($ in thousands)
Available for sale:

U.S. Government securities	$1,872	$1,900
State and municipal	18,527	16,886
Mortgage-backed	7,843	5,449
Corporate notes	504	501

Total	$28,746	$24,736

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2006:

($ in thousands)	Within 1 Year	1-5 Years	Beyond 5 Years	Total
U.S. Government securities	$—	496	$1,376	$1,872
State and municipal			18,527	18,527
Corporate notes			504	504
Weighted average yield (tax equivalent)			5.47%	5.41%

Mortgage-backed				$7,843

Weighted average yield				4.75%

III.  LOAN PORTFOLIO

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

Domestic:	2006	2005
	($ in thousands)

Commercial, financial and agricultural	$53,953	$43,499
Real estate - construction	28,464	27,212
Real estate - 1 to 4 family residential	24,835	25,692
Real estate - commercial	49,996	46,614
Consumer	4,866	8,114
Total loans	162,114	151,131
Allowance for possible loan losses	(1,971)	(2,036)

Total (net of allowance)	$160,143	$149,095

The following is a presentation of an analysis of maturities of loans as of December 31, 2006:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$43,583	$10,126	$244	$53,953
Real estate - construction	19,352	7,928	1,184	28,464

Total	$62,935	$18,054	$1,428	$82,417

The following is a presentation of an analysis of sensitivities of such loans to changes in interest rates as of December 31, 2006 (in thousands):

Loans due after 1 year with fixed interest rates	$14,795

Loans due after 1 year with variable interest rates	$4,687

The following table presents information regarding nonaccrual, past due, restructured loans and internally classified substandard or doubtful loans at the dates indicated:

	December 31,
	2006	2005
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	3	1
Amount	$250	$27

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	6	—
Amount	293	$—

Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

Loans internally classified as substandard or doubtful
Number	25	18
Amount	$6,376	$5,324

As of December 31, 2006, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Company’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

		Year Ended December 31,
		2006	2005

Balance at beginning of period		$2,036	$1,723

Charge-offs:	Commercial	(721)	(11)
	Real Estate	(20)	—
	Consumer	(106)	(72)
		(847)	(83)
Recoveries:	Commercial	—	1
	Real Estate	—	—
	Consumer	26	21

Net Charge-offs		(821)	(61)

Additions charged to operations		756	374

Balance at end of period		$1,971	$2,036

Ratio of net charge-offs during the period to average loans outstanding during the period		.53%	.04%

At December 31, 2006 and 2005 the allowance was allocated as follows ($ in thousands):

	2006		2005
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial, financial and agricultural	$788	33%	$814	29%
Real estate-construction	197	18%	204	18%
Real estate-1 to 4 family residential	197	15%	172	17%
Real estate-commercial	296	31%	305	31%
Consumer loans	493	3%	509	5%

Total	$1,971	100%	$2,036	100%

Allowance For Loan Losses

In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2006, 64% of outstanding loans are secured by real estate.

The Company’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.  The same is true for the Company’s real estate mortgage portfolio, approximately 15% of which is secured by first mortgage on 1-4 family residential properties.

Although the Company’s loan portfolio is concentrated in East Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

V.  DEPOSITS

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2006		2005
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$26,104	Not applicable	$25,592	Not applicable
NOW deposits	37,529	2.06%	41,692	1.44%
Savings deposits	7,102	0.96%	6,414.95%
Time deposits	106,713	4.37%	81,560	3.33%

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2006 (in thousands):

Certificates of Deposit

3 months or less	$16,912
Over 3 to 6 months	19,765
Over 6 months to 12 months	14,630
Over 12 months	13,870

Total	$65,177

VI.  RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2006	2005

Return on average assets	1.00%	1.09%
Return on average equity	13.28%	14.47%
Average equity to average assets ratio	7.55%	7.54%
Dividend payout ratio	—%	—%

VII.  SHORT-TERM BORROWINGS

Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

	2006	2005

Average daily balance during the year	$372	$257
Average interest rate during the year	3.44%	1.95%
Maximum month-end balance during the year	$315	$327
Balance at year-end	$332	$300
Weighted average interest rate at year-end	3.64%	2.56%

VIII.  OTHER BORROWINGS

A trust formed by the Company issued $5,000,000 of floating rate (3 month LIBOR plus 2.05%) trust preferred securities in December 2006 as part of a pooled offering of such securities.  The Company issued subordinated debentures in the amount of $5,155,000 to the trust in exchange for the proceeds of the offering; the debentures represent the sole asset of the trust.  The Company may redeem the subordinated debentures, in whole or in part, after December 2009.  The subordinated debentures must be redeemed no later than December 2034.

ITEM 7.  FINANCIAL STATEMENTS

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary data required by Item 7 are set forth on pages 1 through 21 of this Annual Report and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of the Company , including its Chief Executive Officer and Chief Financial Officer (“Management”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, subject to the effectiveness of the Company’s internal control over financial reporting.

INTERNAL CONTROLS

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to Management and the board of directors regarding the fair and reliable preparation and presentation of the consolidated financial statements.

Crowe Chizek and Company LLC (“Crowe”) is the independent registered public accounting firm responsible for auditing the Company’s consolidated financial statements.  In connection with Crowe’s audit of the Company’s consolidated financial statements, Crowe submitted a draft report to Management and the Audit Committee on April 12, 2007 stating that a combination of control deficiencies and financial reporting errors amounted to a material weakness in internal controls over financial reporting.  Crowe submitted its final report on April 20, 2007 (the “Report”).  Management has thoroughly reviewed the draft and final reports and its findings and does not concur that a material weakness exists.  Nonetheless, Management has agreed to review the matters presented by Crowe in the Report and to respond to the deficiencies raised in the Report in order to ensure that no material weakness does eventually present itself going forward.

Changes in Internal Controls and Procedures

Management has evaluated changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2006.  In connection with such evaluation, as noted above, Crowe informed Management that a material weakness in internal controls over financial reporting existed due to the aggregation of certain control deficiencies that were detected during the 2006 audit.  According to Crowe, the control deficiencies involve, the issuance of new, complex accounting standards, the lack of measurement of the departure from generally accepted accounting principles associated with loan fee accounting and adjustments that were required to the Company’s financial statements after they were presented to the auditors.

Subject to the above discussion, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information relating to our directors and executive officers is contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 17, 2007, and such information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1*	Charter of Southern Heritage Bancshares, Inc.
3.2*	Bylaws of Southern Heritage Bancshares, Inc.
4*	Specimen Stock Certificate for Southern Heritage Bancshares, Inc.
10.1**	2000 Stock Option Plan for Employees for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
10.2**	2000 Non-Employee Directors Stock Option Plan for Southern Heritage Bancshares, Inc., as successor-in-interest to Southern Heritage Bank
21**	Subsidiaries of Registrant
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
33.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*Previously filed as an exhibit to the Company’s Registration Statement on Form 8-KSB, as filed with the Securities and Exchange Commission on August 31, 2005.

**Previously filed as an exhibit to the Company’s Registration Statement on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in Item 9, and such information is incorporated herein by reference.

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

By:	/s/ R. Danny Hays	By:	/s/ Larry S. McDaniel
	R. Danny Hays, M.D.		Larry S. McDaniel
Date:	April 23, 2007	Date:	April 23, 2007

By:	/s/ Steven W. Ledbetter	By:	/s/ J. Lee Stewart
	Steven W. Ledbetter		J. Lee Stewart
Date:	April 23, 2007	Date:	April 23, 2007

By:	/s/ Henry F. Smith	By:	/s/ Len D. Graham
	Henry F. Smith		Len D. Graham
Date:	April 23, 2007	Date:	April 23, 2007

By:	/s/ Jim A. Workman	By:	/s/ Clyde A. Kyle, Jr.
	Jim A. Workman		Clyde A. Kyle, Jr., M.D.
Date:	April 23, 2007	Date:	April 23, 2007

By:	/s/ Eddie N. Duncan	By:	/s/ Lester T. Simerville, Sr.
	Eddie N. Duncan, M.D.		Lester T. Simerville, Sr.
Date:	April 23, 2007	Date:	April 23, 2007

By:	/s/ Roger E. Jenne	By:	/s/ James F. Williams, Jr.
	Roger E. Jenne, Esq.		James F. Williams, Jr.
Date:	April 23, 2007	Date:	April 23, 2007

SOUTHERN HERITAGE BANCSHARES, INC.
CLEVELAND, TENNESSEE

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Southern Heritage Bancshares, Inc.

Cleveland, Tennessee

We have audited the accompanying consolidated balance sheets of Southern Heritage Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Heritage Bancshares, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Staff Accounting Bulleting 108 Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings. Also discussed in Note 1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method as of January 1, 2006 and accordingly has recorded stock-based employee compensation cost using the fair value method.

Crowe Chizek and Company LLC

Brentwood, Tennessee

April 20, 2007

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollar amounts in thousands except per share data)

	2006	2005
ASSETS
Cash and due from financial institutions	$5,165	$5,250
Federal funds sold	12,288	1,828
Cash and cash equivalents	17,453	7,078

Securities available for sale	28,746	24,736
Mortgage loans held for sale	2,538	245
Loans	162,114	151,131
Allowance for loan losses	(1,971)	(2,036)
Net loans	160,143	149,095

Premises and equipment	5,177	5,366
Restricted equity securities	830	515
Accrued interest receivable	1,043	819
Other assets	2,254	1,292

Total assets	$218,184	$189,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$26,265	$26,788
Interest bearing	164,758	141,327
Total deposits	191,023	168,115

Repurchase agreements and federal funds purchased	332	300
Federal Home Loan Bank advances	3,000	—
Accrued interest payable	1,494	904
Subordinated debentures	5,155	5,155
Other liabilities	270	501
Total liabilities	201,274	174,975

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 2,000,000 shares authorized; 1,164,996 shares issued at Dec. 31, 2006 and 1,082,675 at Dec. 31, 2005	1,164	1,082
Additional paid-in capital	13,074	10,766
Retained earnings	2,885	2,696
Accumulated other comprehensive income (loss)	(213)	(373)

Total shareholders’ equity	16,910	14,171
Total liabilities and shareholders’ equity	$218,184	$189,146

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

(Dollar amounts in thousands except per share data)

	2006	2005
Interest income
Loans, including fees	$11,896	$9,052
Securities	1,079	832
Federal funds sold	452	232
	13,427	10,116
Interest expense
Deposits	5,505	3,376
Other	472	283
	5,977	3,659

Net interest income	7,450	6,457

Provision for loan losses	756	374

Net interest income after provision for loan losses	6,694	6,083

Noninterest income
Service charges on deposit accounts	1,028	1,285
Gain on sale of loans	568	442
Net gains (losses) on available for sale securities and restricted equity securities	191	(5)
Other	294	270
	2,081	1,992
Noninterest expense
Salaries and employee benefits	2,997	2,624
Occupancy	410	360
Furniture and equipment	151	141
Data processing	531	491
Advertising and public relations	345	250
Operating supplies	117	92
Other	1,186	1,161
	5,737	5,119

Income before income taxes	3,038	2,956

Income taxes	1,016	999

Net income	$2,022	$1,957

Earnings per share:
Basic	$1.76	$1.73
Diluted	$1.65	$1.61

Shares used in computation of earnings per share:
Basic	1,150,713	1,132,136
Diluted	1,225,189	1,218,072

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

(Dollar amounts in thousands except per share data)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 1, 2005	1,025	$1,025	$9,222	$2,277	$3	$12,527

Comprehensive income:
Net income	—	—	—	1,957	—	1,957
Change in unrealized gain on securities available for sale, net of tax $196	—	—	—	—	(379)	(379)
Reclassification adjustment for losses included in net income, net of tax $2	—	—	—	—	3	3

Total comprehensive income						1,581

Stock dividend (5%) declared	51	51	1,487	(1,538)	—	—
Cash paid for fractional shares	(1)	(1)	—	—	—	(1)
Common Stock Transactions:
Non- employee directors’ stock plan	1	1	10	—	—	11
Employee stock plan	6	6	47	—	—	53

Balance at December 31, 2005	1,082	1,082	10,766	2,696	(373)	14,171

Cumulative catch up adjustment in accordance with SAB108				74		74
Comprehensive income:
Net income	—	—	—	2,022	—	2,022
Change in unrealized loss on securities available for sale, net of tax $83	—	—	—	—	161	161
Reclassification adjustment for gains included in net income, net of tax $1	—	—	—	—	(1)	(1)
Total comprehensive income						2,182

Stock based compensation expense			48			48
Stock dividend (5%) declared	54	54	1,844	(1,898)	—	—
Tax benefit from exercise of stock options			178			178
Cash paid for fractional shares	—	—		(9)	—	(9)
Common Stock Transactions:
Non- employee directors’ stock plan	1	1	10	—	—	11
Employee stock plan	27	27	228	—	—	255

Balance at December 31, 2006	1,164	$1,164	$13,074	$2,885	$(213)	$16,910

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

(Dollar amounts in thousands except per share data)

	2006	2005
Cash flows from operating activities
Net income	$2,022	$1,957
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	756	374
Depreciation and amortization	454	412
Investment securities (gains) losses	(191)	5
Mortgage loans originated for sale	(27,481)	(26,856)
Proceeds from sale of mortgage loans	25,756	27,736
Gains on sales of mortgage loans	(568)	(442)
Loss on sale of other real estate	13	23
Tax benefit from exercise of stock options	(178)	—
Stock compensation expense	48	—
Deferred income tax expense (benefit)	145	(128)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(224)	(290)
Decrease in accrued interest payable	590	475
Other, net	(846)	24
Net cash provided by operating activities	296	3,290

Cash flows from investing activities
Proceeds from maturities and redemptions of securities available for sale	1,054	1,379
Proceeds from sales of securities available for sale	7,671	5,294
Purchases of securities available for sale	(12,527)	(12,317)
Proceeds from sales of restricted equity securities	275
Purchases of restricted equity securities	(400)	(60)
Net increase in loans	(12,344)	(25,480)
Proceeds from sale of other real estate	203	11
Proceeds from sale of premises and equipment	—	32
Net purchases of premises and equipment	(228)	(232)
Net used in investing activities	(16,296)	(31,373)

Cash flows from financing activities
Increase (decrease) in repurchase agreements and federal funds purchased	32	(752)
Increase in Federal Home Loan Bank Advances	3,000	—
Proceeds from exercise of stock options	266	64
Dividends paid	(9)	—
Tax benefit from the exercise of stock options	178	—
Net increase in deposits	22,908	30,756
Net cash provided by financing activities	26,375	30,068

Net increase in cash and cash equivalents	10,375	1,985

Cash and cash equivalents at beginning of year	7,078	5,093

Cash and cash equivalents at end of year	$17,453	$7,078

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$5,387	$3,184
Income taxes	1,297	1,061
Loans transferred to other real estate acquired through foreclosure	540	213

See accompanying notes to consolidated financial statements.

 NOTE 1 — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant policies are summarized as follows:

Basis of Presentation: The consolidated financial statements include Southern Heritage Bancshares, Inc. and its wholly owned subsidiary, Southern Heritage Bank, together referred to as “the Company”. Inter company transactions and balances are eliminated in consolidation.

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

All interest accrued, but not received, for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The related servicing rights are generally sold with the loans. At December 31, 2006 and 2005, cost approximates the market value of such loans.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 74,000 and 86,000 in 2006 and 2005 and decrease earnings per share by $.11 and $.12. No shares were antidilutive at December 31, 2006 and 2005.

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

Adoption of New Accounting Standards:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.  For 2006, adopting this standard resulted in a reduction of income before and after income taxes of $48 and a decrease in basic and diluted earnings per share of $0.04 each.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

2005
Net income as reported	$1,957
Deduct: Stock-based compensation expense determined under fair value based method	48

Pro forma net income	$1,909

Basic earnings per share as reported	$1.73
Pro forma basic earnings per share	1.69

Diluted earnings per share as reported	1.61
Pro forma diluted earnings per share	1.57

There were no shares granted in 2006.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006.  This cumulative effect adjustment eliminates an overstatement of tax expense and related tax liability that arose in 2004.  The reduction in accrued income taxes resulted in an increase in retained earnings of $74.  Management determined that the uncorrected amounts were immaterial in the prior years.

NOTE 2 - SECURITIES

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
Agencies	$1,872	$—	$(26)
State and municipal	18,527	16	(149)
Mortgage-backed	7,843	9	(177)
Corporate	504	4	—

Total	$28,746	$29	$(352)

2005
Agencies	$1,900	$—	$(49)
State and municipal	16,886	11	(343)
Mortgage-backed	5,449	—	(186)
Corporate	501	2	—

Total	$24,736	$13	$(578)

Proceeds from sales, gross gains and gross losses of available for sale securities were as follows:

	2006	2005

Proceeds from sales	$7,671	$5,294
Gross gains	23	20
Gross losses	22	25

The fair value of debt securities at year end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due from one to five years	$496
Due from five to ten years	2,578
Due after ten years	17,829
Mortgage-backed securities	7,843
$28,746

Securities pledged at year end 2006 and 2005 had a carrying amount of $1,640 and $1,569 and were pledged to secure public deposits and repurchase agreements.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

2006

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$—	$—	$1,872	$26	$1,872	$26
State and municipal	6,181	51	6,779	98	12,960	149
Mortgage-backed	998	3	4,781	174	5,779	177

Total temporarily impaired	$7,179	$54	$13,432	$298	$20,611	$352

2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agencies	$434	$16	$1,466	$33	$1,900	$49
State and municipal	15,246	324	552	19	15,798	343
Mortgage-backed	2,537	51	2,905	135	5,442	186

Total temporarily impaired	$18,217	$391	$4,923	$187	$23,140	$578

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2006	2005

Commercial	$53,953	$43,499
Real estate:
Residential	24,835	25,692
Commercial	49,996	46,614
Construction	28,464	27,212
Consumer	4,866	8,114
Subtotal	162,114	151,131
Less: Allowance for loan losses	(1,971)	(2,036)

Loans, net	$160,143	$149,095

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2006	2005

Balance at beginning of year	$2,036	$1,723
Provision charged to operating expenses	756	374
Loans charged off	(847)	(83)
Recoveries on previously charged-off loans	26	22

Ending balance	$1,971	$2,036

The Company had six impaired loans totaling $1,636 at year-end 2006 with interest income recognized on these loans of $98.  The Company did not have any loans impaired at year-end 2005.  The amount of the allowance for loan losses allocated for the impaired loans was $257.  The average of the impaired loans during the year was $1,372

Nonperforming loans were as follows:

	2006	2005

Loans past due over 90 days still on accrual	$293	$—
Nonaccrual loans	250	27

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2006	2005
Land	$1,456	$1,456
Buildings	2,939	2,939
Leasehold improvements	747	744
Furniture, fixtures and equipment	1,880	1,802
	7,022	6,941
Less: Accumulated depreciation	1,845	1,575

	$5,177	$5,366

Depreciation expense was $352 and $365 for 2006 and 2005.

NOTE 6 - DEPOSITS

Time deposits of $100 or more were $65,177 and $54,481 at year end 2006 and 2005.

Scheduled maturities of time deposits for the next five years and thereafter were as follows at year-end 2006:

2007	$95,767
2008	15,330
2009	5,421
2010	928
2011	105
Thereafter	—
$117,551

NOTE 7 — REPURCHASE AGREEMENTS

Repurchase agreements are secured by securities available for sale with a carrying amount of $666 and $705 at year-end 2006 and 2005. Information concerning repurchase agreements is summarized as follows:

	2006	2005
Average daily balance during the year	$372	$257
Average interest rate during the year	3.44%	1.95%
Maximum month-end balance during the year	415	327
Weighted average interest rate at year-end	3.64%	2.56%
Balance at year end	332	300

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCE

At December 31, 2006, the company had one advance from the Federal Home Loan Bank in the amount of $3,000.  The advance matured January 2007 and bears a fixed rate of 5.69%.  The advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advance was collateralized by $34,134 of first mortgage loans under a blanket lien arrangement at year-end 2006.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $719 at year-end 2006.

NOTE 9 - SUBORDINATED DEBENTURES

A trust formed by the Company issued $5,000 of floating rate trust preferred securities in 2004 as part of a pooled offering of such securities. The Company issued subordinated debentures in the amount of $155 to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the trust. The rate varies quarterly at 3-month LIBOR, plus 2.05% and was 7.41% at December 31, 2006. The Company may redeem the subordinated debentures, in whole or in part, after December 2009 at face value. The subordinated debentures must be redeemed no later than December 2034.

NOTE 10 - INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2006	2005
Current federal	$716	$904
Current state	155	223
Deferred federal	98	(118)
Deferred state	47	(10)

Actual tax expense	$1,016	$999

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$644	$740
Unrealized loss on securities	108	192
Total deferred tax assets	752	602

Deferred tax liabilities:
Depreciation	(339)	(335)
Unrealized gains on securities	—	(2)
Other	(66)	(42)
Total deferred tax liabilities	(405)	(356)

Net deferred tax asset	$347	$576

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to income or loss before income taxes) is as follows:

	2006	2005
Computed “expected” tax expense	$1,033	$1,005
Tax exempt interest	(208)	(174)
State income taxes, net of effect of
Federal income taxes	134	140
Expenses not allowed as tax deductions	57	26
Other, net	—	2

Income tax expense	$1,016	$999

NOTE 11 — RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2006 were as follows:

Beginning balance	$9,845
New loans	1,015
Repayments	(541)

Ending balance	$10,319

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $5,949 and $4,433.

NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios for the Bank are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006

Total Capital to risk weighted assets	$24,095	13.35%	$14,438	8%	$18,048	10%

Tier 1 (Core) Capital to risk weighted assets	22,124	12.26%	7,219	4%	10,829	6%

Tier 1 (Core) Capital to average assets	22,124	10.82%	8,181	4%	10,226	5%

December 31, 2005

Total Capital to risk weighted assets	$21,580	13.14%	$13,141	8.00%	$16,426	10.00%

Tier 1 (Core) Capital to risk weighted assets	19,392	11.81%	6,570	4.00%	9,856	6.00%

Tier 1 (Core) Capital to average assets	19,392	10.39%	7,466	4.00%	9,332	5.00%

The Bank is also subject to state regulations restricting the amount of dividends that can be paid. At year end 2006, the Bank could pay approximately $2,811 in dividends under these regulations.

NOTE 13 — OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$12,206	$27,525	$12,323	$25,135
Letters of credit	345	2,422	7	2,177

The fixed rate commitments have interest rates ranging from 4.20 % to 10.25 % at year end 2006.

NOTE 14 - STOCK BASED COMPENSATION

The Company established an Incentive Stock Option Plan for certain officers and employees and a Non-Employee Directors’ Non-Qualified Stock Option Plan effective August 8, 2000. The plans grant options to key employees and directors at fair value at date of grant. The director options vest 100% after six months from the grant date, and the employee options vest 20% every two years. At December 31, 2006, there were options to purchase 9,696 shares pursuant to the Non-Employee Directors’ Plan and options to purchase 115,860 shares pursuant to the Employees Plan. All options expire within ten years from the date of grant.

A summary of the status of the Company’s stock option plans in actual share and dollar amounts is presented below  All information has been adjusted for stock dividends.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	157,435	$12.14

Granted	—	—
Exercised	(28,352)	9.37
Forfeited or expired	(3,527)	17.80
Outstanding at end of year	125,556	11.89	5.35	$3,529,379

Exercisable at December 31, 2006	41,679	$10.69	3.1	$1,221,611

Information related to the stock option plan during each year follows:

	2006	2005

Intrinsic value of options exercised	$799,087	$150,238
Cash received from option exercises	265,729	64,312
Tax benefit realized from option exercises	177,963	—
Weighted average fair value of options granted	—	—

As of December 31, 2006, there was $265 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted average period of 6.02 years.

NOTE 15 — RETIREMENT PLAN

The Company, effective September 1, 2004, has a 401(k) profit sharing plan covering employees meeting certain age and service requirements. Employees may contribute up to a certain dollar amount which is set by law. The Company makes matching contributions equal to 75% of the employee’s contribution up to 6% of the employee’s compensation. Participants are vested immediately in their contributions plus the actual earnings thereon. Company contributions are vested 20% per year over 5 years. Expense for 2006 was $70 and $65 for 2005.

NOTE 16 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank and Bankers Bank stock, accrued interest receivable and payable, demand deposits, repurchase agreements, and variable rate loans, deposits, and subordinated debentures that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. The fair value of FHLB advances is obtained from the FHLB and is calculated by discounting cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral values.

Carrying amount and estimated fair values of financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,453	$17,453	$7,078	$7,078
Securities available for sale	28,746	28,746	24,736	24,736
Loans held for sale	2,538	2,538	245	245
Loans, net of allowance	160,143	156,289	149,095	144,479
FHLB and Bankers Bank stock	830	830	515	515
Accrued interest receivable	1,043	1,043	819	819

Financial liabilities
Deposits	$191,023	$190,863	$168,115	$167,347
Federal Home Loan Bank advances	3,000	3,000
Repurchase agreements and federal funds purchased	332	332	300	300
Accrued interest payable	1,494	1,494	904	904
Subordinated Debentures	5,155	5,185	5,155	5,155

PART I NOTE 17 — EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2006	2005
Basic
Net income	$2,022	$1,957

Weighted average common shares outstanding	1,151	1,132

Basic earnings per common share	$1.76	$1.73

Diluted
Net income	$2,022	$1,957

Weighted average common shares outstanding for basic earnings per common share	1,151	1,132
Add: Dilutive effects of assumed exercises of stock options	74	86

Average shares and dilutive potential common shares	1,225	1,218

Diluted earnings per common share	$1.65	$1.61

There were no anti-dilutive options in the above computations of diluted earnings per share.