Form 10-Q
period 2007-03-31
Southern Heritage Bancshares, Inc.
filed 2007-05-15
CIK 1301093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 000-50921

SOUTHERN HERITAGE BANCSHARES, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	42-1627829
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

3020 Keith Street, NW
Cleveland, Tennessee  37312
(Address of Principal Executive Offices and Zip Code)

(423) 473-7980
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2007 there were 1,164,996 shares of common stock issued and outstanding.

Southern Heritage Bancshares, Inc.

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Balance Sheets
March 31, 2007

($ amounts in thousands except share and earnings per share)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$3,997	5,165
Federal funds sold	16,654	12,288
Cash and cash equivalents	20,651	17,453
Securities available-for-sale, at fair value	36,456	28,746
Mortgage loans held for sale	1,074	2,538
Loans	155,437	162,114
Allowance for loan losses	(1,995)	(1,971)
Loans, net	153,442	160,143
Premises and equipment	5,194	5,177
Restricted stock	830	830
Accrued income receivable	1,061	1,043
Other assets	2,141	2,254
	$220,849	218,184

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$25,883	26,265
Interest-bearing	170,112	164,758
Total deposits	195,995	191,023
Repurchase agreements	494	332
FHLB advance	0	3,000
Accrued interest payable	1,590	1,494
Subordinated debentures	5,155	5,155
Other liabilities	260	270
Total liabilities	203,494	201,274
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized 2,000,000 shares; 1,164,996 shares issued at March 31, 2007 and Dec 31, 2006	1,164	1,164
Additional paid-in-capital	13,086	13,074
Retained earnings	3,312	2,885
Accumulated other comprehensive loss	(207)	(213)
Total shareholders’ equity	17,355	16,910
	$220,849	218,184

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.
Consolidated Statements of Operations
Three Months Ended March 31

($ amounts in thousands except share and earnings per share)

	Three Months Ended March 31
	2007	2006
Interest income:
Loans, including fees	$3,121	2,646
Securities	340	242
Federal funds sold	205	80
Total interest income	3,666	2,968
Interest expense:
Deposits	1,785	1,116
Other borrowed funds	112	87
Total interest expense	1,897	1,206
Net interest income	1,769	1,765
Provision for loan losses	26	51
Net interest income after provision for loan losses	1,743	1,714
Noninterest income:
Service charges on deposit accounts	203	279
Mortgage banking activities	140	143
Gain (loss) on sale of securities	4	10
Other service charges, commissions and fees	106	80
Total noninterest income	453	512
Noninterest expenses:
Salaries and employee benefits	817	716
Occupancy expense	96	94
Other operating expenses	680	542
Total noninterest expenses	1,593	1,352
Income before income taxes	603	874
Income taxes	176	298
Net income	427	576

Other comprehensive income (loss):
Change in unrealized gains/losses on securities	6	12

Comprehensive income (loss)	433	588

Basic earnings per share	$0.37	$0.51
Diluted earnings per share	$0.34	$0.47

Shares used in computation of earnings per share
Basic	1,164,996	1,138,444
Diluted	1,243,677	1,230,515

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31

($ amounts in thousands)

	2007	2006
Cash flows from operating activities
Net income	$427	$576
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	26	51
Depreciation and amortization	130	99
Investment securities (gains) losses	(4)	(10)
Mortgage loans originated for sale	(5,272)	(7,346)
Proceeds from sale of mortgage loans	6,876	6,685
Gains on sales of mortgage loans	(140)	(143)
Loss on sale of other real estate	42	13
Stock compensation expense	12	12
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(18)	82
Increase (decrease) in accrued interest payable	96	(28)
Other, net	90	(24)
Net cash provided by (used in) operating activities	2,085	(33)

Cash flows from investing activities
Proceeds from maturities and redemptions of securities available for sale	265	205
Proceeds from sales of securities available for sale	—	3,171
Purchases of securities available for sale	(7,978)	(2,670)
Purchases of restricted equity securities	—	(4)
Net decrease in loans	6,117	4,850
Proceeds from sale of other real estate	707	—
Net purchases of premises and equipment	(132)	(73)
Net cash (used in) provided by investing activities	(1,021)	5,479

Cash flows from financing activities
Increase in repurchase agreements and federal funds purchased	162	33
Decrease in Federal Home Loan Bank Advances	(3,000)	—
Proceeds from exercise of stock options	—	22
Net increase in deposits	4,972	3,614
Net cash provided by financing activities	2,134	3,669

Net increase in cash and cash equivalents	3,198	9,115

Cash and cash equivalents at beginning of period	17,453	7,078

Cash and cash equivalents at end of period	$20,651	$16,193

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$1,801	$1,231
Income taxes	61	381
Loans transferred to other real estate acquired through foreclosure	540	558

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of March 31, 2007, the results of operations for the three months ended March 31, 2007, and cash flows for the three months ended March 31, 2007. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2006, financial statements. The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(In Thousands)	(In Thousands)

Balance January 1	$1,971	$2,036

Add (deduct):
Losses charged to allowance	(23)	(218)
Recoveries credited to allowance	21	11
Provision for loan losses	26	51

Balance March 31	$1,995	$1,880

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	As of
	March 31, 2007	December 31, 2006
	($ in thousands)
Domestic:

Commercial, financial and agricultural	$48,013	$53,953
Real estate - construction	29,875	28,464
Real estate - family residential	24,431	24,835
Real estate - commercial	47,652	49,996
Consumer	5,466	4,866
Total loans	155,437	162,114
Allowance for loan losses	(1,995)	(1,971)

Total (net of allowance)	$153,442	$160,143

The following table presents information regarding nonaccrual, past due, restructured loans and internally classified substandard or doubtful loans at the dates indicated:

	As of
	March 31, 2007	December 31, 2006
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	4	3
Amount	$583	250

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	4	6
Amount	$21	293

Loans internally classified as substandard or doubtful
Number	25	25
Amount	$5,944	6,376

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.

As of March 31, 2007, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have series doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of the grant is used to derive the risk-free interest rate for the contractual period of the options.There were no options granted in 2007.

A summary of option activity under the Plan as of March 31, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
				(In thousands)
Outstanding at January 1, 2007	125,556	$11.89

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding at March 31, 2007	125,556	$11.89	5.35	$3,529

Exercisable at March 31, 2007	41,679	$10.69	3.10	$1,222

As of March 31, 2007, there was $253,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 5 years. The options under the Plan vest every other year and no shares have vested in 2007. However, the compensation cost is recorded on a prorata basis over the entire vesting period resulting in total compensation cost of $12,000 for the three months ended March 31, 2007 and 2006, based on the fair value of the options.

There were no options exercised for the three months ended March 31, 2007.

	2007	2006

Intrinsic value of options exercised	$—	$41,292
Cash received from option exercises	—	21,708
Tax benefit realized from option exercises	—	6,763
Weighted average fair value of options granted	—	—

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 78,681 and 92,071 in 2007 and 2006 and decrease earnings per share by $.03 and $.04. No shares were antidilutive at March 31, 2007 and 2006.

Recently Issued Accounting Standards on the Financial Statements:  In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed.   Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation.  The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits to be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiary file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee.  These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective as of the beginnings of an entity’s first fiscal year that begins after November 15, 2007.

In addition, recently issued accounting standards that revise the accounting for derivatives embedded in other financial instruments and revise the recognitions and accounting for servicing of financial assets are effective for 2007 but did not have a material effect on the financial statements as of and for the three months ended March 31, 2007.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management’s discussion about us and management’s analysis of our operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

FINANCIAL CONDITION

Total assets as of March 31, 2007 increased 1.22%, or $2,665,000 to $220,849,000 compared with $218,184,000 at December 31, 2006. The increase in total assets was funded by an increase in total deposits of $4,972,000. Cash and cash equivalents increased $3,198,000 to $20,651,000 at March 31, 2007 from $17,453,000 at December 31, 2006. Securities increased $7,710,000 to $36,456,000 at March 31, 2007 compared to $28,746,000 at December 31, 2006.  The decrease in loans is primarily a result of pay downs in commercial loans and declining loan demand.  Combined with the increase in deposits, $4,972,000; the excess funds were used to increase the securities portfolio and improve the company’s liquidity position, thru increases in cash and federal funds sold.

Loans are the principal component of the Company’s assets and the primary source of income. Total loans at March 31, 2007, were $155,437,000 compared to $162,114,000 at December 31, 2006, a decrease of $6,677,000. The decrease in loans in the first three months of 2007 was as follows: construction real estate loans increased $1,411,000, commercial loans secured by real estate decreased $2,344,000, commercial loans which decreased $5,940,000; and consumer loans increased $600,000, and loans secured by family residential real estate decreased $404,000.  As of March 31, 2007, $47,652,000 or 30.7% of total loans were commercial loans secured by real estate. Commercial loans were $48,013,000 or 30.9% of total loans. Loans secured by family residential real estate were $24,431,000 or 15.7% of total loans. Construction loans secured by real estate were $29,875,000 or 19.2% of total loans. Consumer loans were $5,466,000 or 3.5% of total loans.  Of the total loans, $98,798,000 or 63.6% mature or reprice within 12 months. Only $4,381,000 or 2.8% mature or reprice over five years.

There was $1,074,000 in mortgage loans held for sale at March 31, 2007, compared with $2,538,000 at December 31, 2006. The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will be moderate in the near future. Including mortgage loans held for sale; the loan-to-deposit ratio as of March 31, 2007, was 79.3%, compared to 84.9% at December 31, 2006, and the loan-to-assets ratio  was 70.4% at March 31, 2007, compared to 74.3% at December 31, 2006. Management expects that the loan-to-deposit ratio for the remainder of 2007 will remain in the range of approximately 80% - 85% and the loans-to-assets ratio will be between 70% - 75%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds. All securities are classified as “available for sale”. We have no plans to liquidate a significant amount of the securities portfolio.  As of March 31, 2007, the Company owned $36,456,000 of securities available-for-sale, an increase of $7,710,000 or 26.8% compared to $28,746,000 at December 31, 2006.

Deposits which are the Company’s primary source of funds, totaled $195,995,000 at March 31, 2007, for an increase of $4,972,000, or 2.6%, compared to $191,023,000 at December 31, 2006. Deposits at March 31, 2007 consisted of $25,883,000 or 13.2% in non-interest bearing demand deposits, $40,169,000 or 20.5% in interest-bearing demand deposits, $122,604,000 or 62.6% in time certificates of deposit and $7,339,000 or 3.7% in savings accounts. There was $16,461,000 in brokered CDs at March 31, 2007 compared to $21,526,000 at December 31, 2006. The Company has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs. Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions. The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share. However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $5,052,000 in the first three months of 2007. At March 31, 2007, the weighted average rate on CDs was 5.0% compared to 3.9% for the three months ended March 31, 2006. The Company has time deposits maturing within one year of $111,835,000 or 91.2% of total time deposits. Time deposits maturing greater than one year were $10,768,000 or 8.8% of total time deposits. Interest-bearing accounts, other than CDs, increased $300,000 in the first three months of 2007. Noninterest bearing deposits decreased $382,000 for the three months ended March 31, 2007. The weighted average cost of all deposit accounts during the first three months of 2007 was 3.82% compared to 2.79% for the same period in 2006.

Total shareholders’ equity increased $445,000, to $17,355,000 at March 31, 2007, from $16,910,000 at December 31, 2006. This increase was due to the Company’s net income of $427,000 for the first three months of 2007 along with a net decrease in unrealized losses on securities available for sale of $6,000 net of tax.  There was a $12,000 increase in additional paid in capital related to stock option compensation according to FASB 123R.

As of March 31, 2007 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio was 13.85%. Tier-1 to risk-weighted assets ratio was 12.72% and Tier-1 to average asset ratio was 10.22%.

RESULTS OF OPERATIONS

For the first three months of 2007, net income after tax was 427,000, compared to $576,000 for the same period in 2006, a decrease of 25.9%. The decrease in earnings over the previous year was a result of a lower loan-to-deposit ratio, 79.3% at March 31, 2007 compared to 84.9% at March 31, 2006 along with the decrease in interest margin, and an increase in personnel and operating expenses.  Net interest income before the provision for loan losses for the first three months of 2007 was $1,769,000, an increase of $4,000 from $1,765,000 for the first three months of 2006. The net interest margin for March 31, 2007 was 3.62%, compared to March 31, 2006 at 3.95%.

Interest and fee income on loans for the first three months of 2007 was $3,121,000, an increase of $475,000 or 18% from $2,646,000 for the three months ended March 31, 2006. The increase in interest and fee income on loans is primarily due to increased volume in commercial loans as well as construction and commercial real estate loans along with the increase in rates following the Federal Reserve’s efforts to increase short term rates. The yield on all loans increased 78 basis points to 7.92% for the three months ended March 31, 2007 compared to 7.14% for the three months ended March 31, 2006. Total loans outstanding at March 31, 2007 were $155,437,000 compared to $146,281,000 at March 31, 2006.

Interest income from securities and short-term funds totaled $545,000 for the first three months of 2007, an increase of $223,000 over the same period of 2006. The increase in 2007 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $48,796,000 at March 31, 2007 compared to $30,505,000 at March 31, 2006 and the increase in short term rates. The yield on securities and short-term funds increased to 5.30% at March 31, 2007 compared to 4.41% at March 31, 2006.

Interest expense totaled $1,897,000 in the first three months of 2007, compared to $1,206,000 for the same period of 2006. The increase in interest expense in 2006 was due to the significant growth of deposits and an increase in short term rates. The Company’s cost of funds increased to 4.28% at March 31, 2007 compared to 3.17% at March 31, 2006. Total deposits outstanding at March 31, 2007 were $195,995,000 compared to $171,729,000 at March 31, 2006.

The Company’s yield on earning assets has increased to 7.31%, for the first three months of 2007 compared to 6.65% for the same period of 2006. The cost of interest-bearing funds has followed the same trend, increasing to 4.38% for the first three months of 2007, up from 3.29% for the three months ended March 31, 2006.  The Company’s net interest margin for the first three months of 2007 was 3.62% as compared to March 31, 2006 at 3.95%.  See interest rate sensitivity for further discussion.

The allowance for loan losses is maintained by management at a level considered adequate to cover probable incurred losses in the Company’s loan portfolio.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.   The Company provided $26,000 for loan losses in the three months ended March 31, 2007, compared to $51,000 for the same period of 2006.  The net charge-offs for the first three months of 2007 were $23,000 compared to $218,000 for the same period in 2006. This compares to net charge offs of $822,000 and $61,000 for the years ended December 31, 2006 and 2005.  At March 31, 2007, the Company had four loans totaling $583,000 in nonaccrual status.  This compares with December 31, 2006, where there were three loans totaling $250,000 in nonaccrual. At March 31, 2007, the allowance for loan losses was 1.28% compared to 1.22% at December 31, 2006.

Total noninterest income for the first three months of 2007 was $453,000 compared to $512,000 for the same period in 2006. The largest single source of noninterest income is service charges on deposit accounts. Service charges on deposits totaled $203,000 in 2007 compared to $279,000 in 2006. The decrease is due primarily to lower NSF and overdraft protection fee income realized during the period. Mortgage banking income was $140,000 for the three months ended March 31, 2007 compared to $143,000 for the same period in 2006. For the three months ended March 31, 2007, the Company originated for subsequent sale, 41 loans for $5,272,000 compared to 46 loans for $7,346,000 for the same period in 2006. The average loan closed decreased $31,000 to $128,000 from $159,000 in the previous year. Net securities gains or losses reflected a gain of $4,000 in 2007 compared to a gain of $10,000 in 2006. Other service charges, commissions and fees were $106,000 as of March 31, 2007 as compared to $80,000 for the same period in 2006. This includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.

Noninterest expenses were $1,593,000 for the first three months of 2007 compared with $1,352,000 for the same period of 2006; an increase of $241,000 or 17.8%. The increase in noninterest expenses in the first three months of 2007 is attributable primarily to the increase in salaries and benefits expense; an increase of $101,000 or 14.1% compared to 2006.  This increase primarily resulted from the hiring of additional personel to cover the growth of the company.  As of March 31, 2007, the Company had 55 full-time equivalent employees compared to 51 for the same period of 2006.

Other operating expenses had an increase of $138,000 in the first three months of 2007 as compared to the same period in 2006.  With the growth of the Company there were increases in some areas such as marketing $41,000, data processing $24,000, loss on ORE $21,000, loan expense $12,000, ATM $10,000, supplies $8,000, consulting services $8,000, postage $6,000, audit $6,000, and telephone $4,000. The increases were offset with decreases in other areas such as human resources, and dues and subscriptions totaling $2,000.

The Company recorded income tax expense of $176,000 for the period ended March 31, 2007 compared to $298,000 for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 is 29.2% compared to 34.1% for the same period ended 2006.  The decrease in the effective tax rate is due to a larger percentage of pretax income being tax free, 34.8% at March 31, 2007, compared to 16.0% at March 31, 2006.

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

In the first three months of 2007, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Company’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Company currently has $16,461,000 in brokered certificates of deposit, compared to $21,526,000 at December 31, 2006.

At March 31, 2007 and December 31, 2006, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	March 31, 2007	Dec. 31, 2006	Well-capitalized

Tier 1 capital to risk-weighted assets	12.72%	12.26%	6.0%
Total capital to risk-weighted assets	13.85%	13.35%	10.0%
Tier 1 leverage ratio	10.22%	10.82%	5.0%

As discussed above, total shareholders’ equity increased $445,000, to $17,355,000 at March 31, 2007 from $16,910,000 at December 31, 2006. This increase was due to the Company’s net income of $427,000 for the first three months of 2007 along with a net decrease in unrealized losses on securities available for sale of $6,000, net of tax.  There was $12,000 allocated to additional paid in capital related to stock option compensation according to FASB 123R.

The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company. The Company is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the Tennessee Department of Financial Institutions. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities. If rates are rising, and the level of rate sensitive liabilities exceeds the level of rate sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace, in other words, short term rates may be rising while longer term rates remain stable. In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall, or remain the same. Our asset liability committee develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our board of directors.

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities, and the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities). The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis. At March 31, 2007 the cumulative one-year gap was a negative (or liability sensitive) $47,960,000 or 22.9% of earning assets compared to a negative gap of $25,298,000 or 12.3% of earning assets at December 31, 2006.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During the first three months of 2007 rates remained constant compared to four rate increases in the first six months of 2006. Management believes that interest rates will level off and possibly decline within the next two years. The Company’s strategy of being in a negative one year gap position should result in stable net interest margin as rates decline. The Company maintained a negative position during the fourth quarter of 2006. This position into the first quarter of 2007 has caused the net interest margin to decline from 3.90% compared to 3.62% at March 31, 2007. Many of the Company’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Company to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within
	(Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities available for sale, at fair value	$504	$—	$504	$1,891	$34,061	$36,456
Federal funds sold	16,654	—	16,654	—	—	16,654
Mortgage loans held for sale	1,074		1,074			1,074
Loans	72,802	25,996	98,798	52,258	4,381	155,437

Total Earning Assets	$91,035	$25,996	117,031	$54,147	$38,443	209,621

LIABILITIES

Interest-bearing deposits	$80,699	$78,643	159,342	$10,770	$—	170,112
Subordinated debentures	5,155		5,155			5,155
Other borrowings	494	—	494	—	—	494
Total interest-bearing liabilities	$86,348	$78,643	164,991	$10,770	$—	175,761

Asset (liability) GAP	4,687	(52,647)	(47,960)	43,377	38,443	33,862

Cumulative asset (liability) GAP	4,687	(47,960)	(47,960)	(4,581)	33,862	33,862

Cumulative as a percentage of interest-earning assets	2.2%	(22.9)%	(22.9)%	(2.2)%	16.2%	16.2%

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its consumers.  At March 31, 2007, we had unfunded loan commitments outstanding of $47.4 million and standby letters of credit of $2.5million.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments.  We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal funds lines totaling $14 million.

ITEM 4:  CONTROLS AND PROCEDURES

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

Crowe Chizek and Company LLC (“Crowe”) is the independent registered public accounting firm responsible for auditing the Company’s consolidated financial statements.  In connection with Crowe’s audit of the Company’s consolidated financial statements, Crowe submitted a draft report to Management and the Audit Committee on April 12, 2007 stating that a combination of control deficiencies and financial reporting errors amounted to a material weakness in internal controls over financial reporting.  Crowe submitted its final report on April 20, 2007 (the “Report”).  Management has thoroughly reviewed the draft and final reports and its findings and does not concur that a material weakness exists.  Nonetheless, Management has agreed to review the matters presented by Crowe in the Report and to respond to the deficiencies raised in the Report.

Changes in Internal Controls and Procedures

Management has evaluated changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2007.  In connection with such evaluation, as noted above, Crowe informed Management that a material weakness in internal controls over financial reporting existed due to the aggregation of certain control deficiencies that were detected during the 2006 audit.  According to Crowe, the control deficiencies involve, the issuance of new, complex accounting standards, the lack of measurement of the departure from generally accepted accounting principles associated with loan fee accounting and adjustments that were required to the Company’s financial statements after they were presented to the auditors.

There have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party of which any of their property is the subject.

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to us, our bank, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

We are geographically concentrated in the Cleveland, Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in Cleveland, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Cleveland. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in Cleveland, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.

To continue to grow, we will need to provide sufficient capital to the Company through earnings generation, additional equity offerings or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we are required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts may also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Fluctuations in interest rates could reduce our profitability.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

The Company could sustain losses if its asset quality declines.

The Company’s earnings are affected by the Bank’s ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Bank’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Company’s results of operations and financial condition.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

We have assembled a senior management team which has a substantial background and experience in banking and financial services in the Cleveland market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in the Cleveland market have higher lending limits, more banking offices, and a larger market share. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

The Company’s common stock is currently traded on a local basis, the trading volume in its common stock has been thin and the sale of substantial amounts of the Company’s common stock could depress the price of its common stock.

The Company cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Company’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company cannot predict the effect, if any, that future sales of its common stock, or availability of shares of its common stock for sale, will have on the price of the Company’s common stock. The Company, therefore, can give no assurance that sales of substantial amounts of its common stock, or the potential for large amounts of sales, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance.

The Company may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Company’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Company’s shareholders ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Company’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

The Company’s ability to pay dividends is derived from the income of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Bank believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           None

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends. We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

(a)                                  None

(b)                                 None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:  OTHER INFORMATION

(a)                                  None

(b)                                 None

ITEM 6:  EXHIBITS

2.1*	Articles of Share Exchange of Southern Heritage Bank and Southern Heritage Bancshares, Inc. as filed on August 31, 2004.

2.2*	Plan of Share Exchange dated as of August 23, 2004 between Southern Heritage Bank and Southern Heritage Bancshares, Inc.

3.1*	Charter of Southern Heritage Bancshares, Inc.

3.2*	By-laws of Southern Heritage Bancshares, Inc.

31.1	Rule 13a-14(a)/15d-15(e) Certification of the President.

31.2	Rule 13a-14(a)/15d-15(e) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the President.

32.2	Section 1350 Certification of the Chief Financial Officer.

*      Previously filed as an Exhibit to Southern Heritage Bancshares, Inc.’s Form 8-K as filed with the Securities Exchange Commission on August 31, 2004 and incorporated by reference herein.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

May 15, 2007	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
Chief Executive Officer

May 15, 2007	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer