Form 10-Q
period 2007-06-30
Southern Heritage Bancshares, Inc.
filed 2007-08-14
CIK 1301093

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐                        No ☒

As of July 31, 2007 there were 1,224,389 shares of common stock issued and outstanding.

Southern Heritage Bancshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Balance Sheets
June 30, 2007

($ amounts in thousands except share and earnings per share)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$5,697	5,165
Federal funds sold	10,992	12,288
Cash and cash equivalents	16,689	17,453
Securities available-for-sale, at fair value	40,575	28,746
Mortgage loans held for sale	1,174	2,538
Loans	154,022	162,114
Allowance for loan losses	(4,307)	(1,971)
Loans, net	149,715	160,143
Premises and equipment	5,187	5,177
Restricted stock	830	830
Accrued income receivable	974	1,043
Other assets	3,282	2,254
	$218,426	218,184

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,486	26,265
Interest-bearing	164,948	164,758
Total deposits	195,434	191,023
Repurchase agreements	537	332
FHLB advance	0	3,000
Accrued interest payable	1,519	1,494
Subordinated debentures	5,155	5,155
Other liabilities	320	270
Total liabilities	202,965	201,274
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	-	—
Common stock, $1 par value. Authorized 2,000,000 shares; 1,224,389 shares issued at June 30, 2007 and 1,164,996 at Dec 31, 2006	1,224	1,164
Additional paid-in-capital	15,403	13,074
Retained earnings (deficit)	(163)	2,885
Accumulated other comprehensive loss	(1,003)	(213)
Total shareholders’ equity	15,461	16,910
	$218,426	218,184
 See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.
Consolidated Statements of Operations
Six Months Ended June 30

 ($ amounts in thousands except share and earnings per share)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006
Interest income:
Loans, including fees	$2,952	2,839	$6,073	5,485
Securities	407	273	747	515
Federal funds sold	202	95	407	175
Total interest income	3,561	3,207	7,227	6,175
Interest expense:
Deposits	1,821	1,274	3,606	2,390
Other borrowed funds	103	96	215	183
Total interest expense	1,924	1,370	3,821	2,573
Net interest income	1,637	1,837	3,406	3,602
Provision for loan losses	2,414	117	2,440	168
Net interest income/(expense) after provision for loan losses	(777)	1,720	966	3,434
Noninterest income:
Service charges on deposit accounts	232	275	435	554
Mortgage banking activities	179	204	319	347
Gain (loss) on sale of securities	(1)	3	3	13
Other service charges, commissions and fees	129	76	235	156
Total noninterest income	539	558	992	1,070
Noninterest expenses:
Salaries and employee benefits	786	768	1,603	1,484
Occupancy expense	102	98	198	192
Other operating expenses	799	581	1,479	1,123
Total noninterest expenses	1,687	1,447	3,280	2,799
Income (loss) before income taxes	(1,925)	831	(1,322)	1,705
Income tax expense (benefit)	(795)	283	(619)	581
Net income (loss)	(1,130)	548	(703)	1,124

Other comprehensive income (loss):
Unrealized gains/losses on securities	(1,009)	(150)	(1,003)	(511)

Comprehensive income (loss)	(2,139)	398	(1,706)	613

Basic earnings (loss) per share	$(0.92)	$0.46	$(0.57)	$0.94
Diluted earnings (loss) per share	$(0.92)	$0.43	$(0.57)	$0.87

Shares used in computation of earnings per share
Basic	1,223,384	1,196,446	1,223,138	1,195,932
Diluted	1,223,384	1,288,894	1,223,138	1,288,380
 See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30

($ amounts in thousands)

	2007		2006
Cash flows from operating activities
Net income (loss)	$(703	) $	1,124
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,440		168
Depreciation and amortization	268		199
Investment securities (gains) losses	(3)		(13)
Mortgage loans originated for sale	(13,924)		(15,651)
Proceeds from sale of mortgage loans	15,607		14,724
Gains on sales of mortgage loans	(319)		(347)
Loss on sale of other real estate	45		-
Stock compensation expense	25		24
Tax benefit from the exercise of stock options	(13)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	69		55
Increase (decrease) in accrued interest payable	25		(120)
Other, net	(730)		(33)
Net cash provided by (used in) operating activities	2,787		130

Cash flows from investing activities
Proceeds from maturities and redemptions of securities available for sale	601		529
Proceeds from sales of securities available for sale	1,126		3,171
Purchases of securities available for sale	(14,785)		(5,294)
Purchases of restricted equity securities	-		(4)
Net decrease (increase) in loans	7,367		(4,922)
Proceeds from sale of other real estate	748		-
Net purchases of premises and equipment	(243)		(184)
Net cash (used in) provided by investing activities	(5,186)		(6,704)

Cash flows from financing activities
Increase in repurchase agreements and federal funds purchased	205		46
(Decrease) increase in Federal Home Loan Bank Advances	(3,000)		3,000
Proceeds from exercise of stock options	20		29
Tax Benefit from the exercise of stock options	13		-
Dividends Paid	(14)		(9)
Net increase in deposits	4,411		7,075
Net cash provided by financing activities	1,635		10,141

Net increase (decrease) in cash and cash equivalents	(764)		3,567

Cash and cash equivalents at beginning of period	17,453		7,078

Cash and cash equivalents at end of period	$16,689		$10,645

Supplemental disclosures of cash flow information
Cash paid during period for:

Interest	$3,796		$2,453
Income Taxes	57		697
Loans transferred to other real estate acquired through foreclosure	621		-

See accompanying notes to consolidated financial statements.

 SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of June 30, 2007, the results of operations for the six months ended June 30, 2007, and cash flows for the six months ended June 30, 2007. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2006, financial statements. The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(In Thousands)	(In Thousands)

Balance January 1	$1,971	$2,036

Add (deduct):
Losses charged to allowance	(131)	(259)
Recoveries credited to allowance	27	17
Provision for loan losses	2,440	168

Balance June 30	$4,307	$1,962

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	As of
	June 30, 2007	December 31, 2006
Domestic:	($ in thousands)

Commercial, financial and agricultural	$51,262	$53,953
Real estate - construction	27,092	28,464
Real estate - family residential	24,120	24,835
Real estate - commercial	46,199	49,996
Consumer	5,349	4,866
Total loans	154,022	162,114
Allowance for loan losses	(4,307)	(1,971)

Total (net of allowance)	$149,715	$160,143

The following table presents information regarding nonaccrual, past due, restructured loans and internally classified substandard or doubtful loans at the dates indicated:

	As of
	June 30, 2007	December 31, 2006
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	8	3
Amount	$4,793	250

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	0	6
Amount	$0	293

Loans internally classified as substandard or doubtful
Number	27	25
Amount	$11,736	6,376

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The increase in the allowance for loan losses relates solely to a group of loans to borrowers controlled by one guarantor that totaled approximately $6.7 million in the aggregate.  An extensive review and analysis of the loans and their collateral in order to determine their level of impairment and possible loss was performed.  Based on this review the Company increased its allowance for loan losses through an additional provision of approximately $2.5 million.

As of June 30, 2007, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Stock Dividend

The Company declared a stock dividend of one share for each 20 shares owned for shareholders of record as of May 17, 2007.  The effect of this stock dividend has been reflected in earnings per share and shares used in the computation of earnings per share for all periods presented.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of the grant is used to derive the risk-free interest rate for the contractual period of the options. There were no options granted in 2007.

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007

A summary of option activity under the Plan as of June 30, 2007, and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
				(In thousands)
Outstanding at January 1, 2007	131,813	$11.33

Granted	-	-

Exercised	1,500	13.45

Forfeited	-	-

Outstanding at June 30, 2007	130,313	$11.31	4.83	$2,265

Exercisable at June 30, 2007	42,932	$10.06	3.46	$853

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007

As of June 30, 2007, there was $218,270 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 5 years. The options under the Plan vest every other year and no shares have vested in 2007. However, the compensation cost is recorded on a prorata basis over the entire vesting period resulting in total compensation cost of $25,000 for the six months ended June 30, 2007 and $24,000 for the same period ended June 30, 2006, based on the fair value of the options.

There were 1,500 options exercised during the six months ended June 30, 2007.

	2007	2006

Intrinsic value of options exercised	$39,821	$58,817
Cash received from option exercises	20,179	29,300
Tax benefit realized from option exercises	13,539	-
Weighted average fair value of options granted	-	-

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Due to the loss for the three months and six months ended June 30, 2007 diluted earnings per share is not relevant. The effect of these options on earnings per common share was to increase average shares outstanding by 92,448 in 2006 and to decrease earnings per share by  $.07 for the six months ended June 30, 2006. No shares were antidilutive at June 30, 2006.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation.  The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiary file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee.  These returns are subject to examination by taxing authorities for all years after 2002.

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

In February 2007 the FASB issued Statement of Financial Accounting Standard(“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective as of the beginnings of an entity’s first fiscal year that begins after November 15, 2007.

In addition, recently issued accounting standards that revise the accounting for derivatives embedded in other financial instruments and revise the recognitions and accounting for servicing of financial assets are effective for 2007 but did not have a material effect on the financial statements as of and for the six months ended June 30, 2007.

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

FINANCIAL CONDITION

Total assets as of June 30, 2007 increased 0.11%, or $242,000 to $218,426,000 compared with $218,184,000 at December 31, 2006.  Cash and cash equivalents decreased $764,000 to $16,689,000 at June 30, 2007 from $17,453,000 at December 31, 2006. Securities increased $11,829,000 to $40,575,000 at June 30, 2007 compared to $28,746,000 at December 31, 2006.  The decrease in loans is primarily a result of pay downs in commercial loans and a slowdown in loan demand.  The increase in deposits of, $4,411,000 was used primarily to increase the securities portfolio and improve the Company’s liquidity position, through increases in cash and federal funds sold.

Loans are the principal component of the Company’s assets and the primary source of income. Total loans at June 30, 2007, were $154,022,000 compared to $162,114,000 at December 31, 2006, a decrease of $8,092,000. The decrease in loans in the first six months of 2007 was as follows: construction real estate loans decreased $1,372,000, commercial loans secured by real estate decreased $3,797,000, commercial loans which decreased $2,691,000 consumer loans increased $483,000, and loans secured by family residential real estate decreased $715,000.  As of June 30, 2007, $46,199,000 or 30.0% of total loans were commercial loans secured by real estate. Commercial loans were $51,262,000 or 33.28% of total loans. Loans secured by family residential real estate were $24,120,000 or 15.66% of total loans. Construction loans secured by real estate were $27,092,000 or 17.59% of total loans. Consumer loans were $5,349,000 or 3.47% of total loans.  Of the total loans, $97,887,000 or 63.6% mature or reprice within 12 months. Only $56,135,000 or 36.4% mature or reprice over five years.  Net charge-offs for the first six months of 2007 were $104,000 compared to $242,000 for the same period in 2006.  This compares to net charge-offs of $847,000 and $83,000 for the years ended December 31, 2006 and 2005.  At June 30, 2007, the company had eight loans totaling $4,793,000 in nonaccrual status.  This compares with December 31, 2006, where there were three loans totaling $250,000 in nonaccrual.  There were 27 loans totaling $11.7million internally classified as substandard of doubtful loans at June 30, 2007 compared to 25 loans totaling $6.3million at June 30, 2007.  At June 30, 2007, the ratio of allowance for loan losses to total loans was 2.80% compared to 1.22% at December 31, 2006.

There was $1,174,000 in mortgage loans held for sale at June 30, 2007, compared with $2,538,000 at December 31, 2006. The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will be moderate in the near future. Excluding mortgage loans held for sale; the loan-to-deposit ratio as of June 30, 2007, was 78.8%, compared to 84.9% at December 31, 2006, and the loan-to-assets ratio was 70.5% at June 30, 2007, compared to 74.3% at December 31, 2006. Management expects that the loan-to-deposit ratio for the remainder of 2007 will remain in the range of approximately 75% - 85% and the loans-to-assets ratio will be between 70% - 75%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds. All securities are classified as “available for sale”. We have no plans to liquidate a significant amount of the securities portfolio.  As of June 30, 2007, the Company owned $40,575,000 of securities available-for-sale, an increase of $11,829,000 or 41.2% compared to $28,746,000 at December 31, 2006.

Deposits which are the Company’s primary source of funds, totaled $195,434,000 at June 30, 2007, for an increase of $4,411,000, or 2.3%, compared to $191,023,000 at December 31, 2006. Deposits at June 30, 2007 consisted of $30,486,000 or 15.6% in non-interest bearing demand deposits, $39,834,000 or 20.4% in interest-bearing demand deposits, $117,870,000 or 60.3% in time certificates of deposit and $7,244,000 or 3.7% in savings accounts. There was $6,445,000 in brokered CDs at June 30, 2007 compared to $21,526,000 at December 31, 2006. The Company has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs. Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions. The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share. However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $319,000 in the first six months of 2007. At June 30, 2007, the weighted average rate on CDs was 5.07% compared to 4.05% for the six months ended June 30, 2006. The Company has time deposits maturing within one year of $108,524,000 or 92.0% of total time deposits. Time deposits maturing greater than one year were $9,346,000 or 8.0% of total time deposits. Interest-bearing accounts, other than CDs, decreased $57,000 in the first six months of 2007. Noninterest bearing deposits increased $4,221,000 for the six months ended June 30, 2007. The weighted average cost of all deposit accounts during the first six months of 2007 was 3.82% compared to 2.92% for the same period in 2006.

Total shareholders’ equity decreased $1,449,000, to $15,461,000 at June 30, 2007, from $16,910,000 at December 31, 2006. This decrease was due to the Company’s net loss of $703,000 for the first six months of 2007 along with a net increase in unrealized losses on securities available for sale of $790,000 net of tax.  There was $25,000 in additional paid in capital related to stock option compensation according to FASB 123R.  Stock options totaling $20,000 were exercised during the year and the tax benefit of $13,000 was recognized.  The 5% stock dividend declared on May 17, 2007 resulted in $14,000 paid for fractional shares.

As of June 30, 2007 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio was 12.65%. Tier-1 to risk-weighted assets ratio was 11.39% and Tier-1 to average asset ratio was 9.10%.

RESULTS OF OPERATIONS

For the first six months of 2007, the Company’s net loss after tax was $703,000, compared to net income of $1,124,000 for the same period in 2006. The decrease in earnings over the previous year was a result of a substantial increase in the provision for loan losses, $2,440,000 at June 30, 2007 compared to $168,000 at June 30, 2006 along with a lower loan-to-deposit ratio, 78.8% at June 30, 2007 compared to 89.1% at June 30, 2006, decrease in interest margin, and an increase in personnel and other operating expenses.  Net interest income before the provision for loan losses for the first six months of 2007 was $3,406,000, a decrease of $196,000 from $3,602,000 for the first six months of 2006. The net interest margin for June 30, 2007 was 3.46%, compared to 3.99% at June 30, 2006.

Interest and fee income on loans for the first six months of 2007 was $6,073,000, an increase of $588,000 or 10.72% from $5,485,000 for the six months ended June 30, 2006. The increase in interest and fee income on loans is primarily due to the increased rates. The yield on all loans increased 40 basis points to 7.76% for the six months ended June 30, 2007 compared to 7.36% for the six months ended June 30, 2006. Total loans outstanding at June 30, 2007 were $154,022,000 compared to $162,114,000 at June 30, 2006.

Interest income from securities and short-term funds totaled $1,154,000 for the first six months of 2007, an increase of $464,000 over the same period of 2006. The increase in 2007 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $51,567,000 at June 30, 2007 compared to $41,034,000 at June 30, 2006 and the increase in short term rates. The yield on securities and short-term funds increased to 5.23% at June 30, 2007 compared to 4.53% at June 30, 2006.

Interest expense totaled $3,821,000 in the first six months of 2007, compared to $2,573,000 for the same period of 2006. The increase in interest expense in 2006 was due to the growth of deposits and an increase in short term rates. The Company’s cost of funds increased to 4.29% at June 30, 2007 compared to 3.33% at June 30, 2006. Total deposits outstanding at June 30, 2007 were $195,434,000 compared to $171,023,000 at June 30, 2006.

The Company’s yield on earning assets has increased to 7.13%, for the first six months of 2007 compared to 6.83% for the same period of 2006. The cost of interest-bearing funds has followed the same trend, increasing to 4.39% for the first six months of 2007, up from 3.45% for the six months ended June 30, 2006.  The Company’s net interest margin for the first six months of 2007 was 3.46% as compared to June 30, 2006 at 3.99%.  See Interest Rate Sensitivity for further discussion.

The allowance for loan losses is maintained by management at a level considered adequate to cover probable incurred losses in the Company’s loan portfolio.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.   The Company provided $2,440,000 for loan losses in the six months ended June 30, 2007, compared to $168,000 for the same period of 2006.  The substantial increase in the loan loss provision for the second quarter and six months ended June 30, 2007 relates solely to a group of loans to borrowers controlled by one guarantor that totaled approximately $6.7 million in the aggregate.  An extensive review and analysis of the loans and their collateral in order to determine their level of impairment and possible loss was performed.  Based on this review, the Company increased its allowance for loan losses through an additional provision of approximately $2.5 million. The increase to the provision was partially offset by changes in the historical loss factors used in the calculation of the overall allowance for loan loss. Although the Company has exercised extreme diligence in estimating the impairment on this credit the variables involved in the analysis make it difficult to achieve a high level of precision.  Therefore, the ultimate loss on this credit could be significantly different from what the impairment analysis indicates.  The increase to the provision was partially offset by changes in the historical loss factors used in the calculation of the overall allowance for loan loss. The net charge-offs for the first six months of 2007 were $104,000 compared to $242,000 for the same period in 2006. This compares to net charge offs of $847,000 and $83,000 for the years ended December 31, 2006 and 2005.  At June 30, 2007, the Company had eight loans totaling $4,793,000 in nonaccrual status.  This compares with December 31, 2006, where there were three loans totaling $250,000 in nonaccrual.  There were 27 loans totaling $11.7million internally classified as substandard or doubtful loans at June 30, 2007 compared to 25 loans totaling $6.3 million at June 30, 2006.  At June 30, 2007, the ratio of allowance for loan losses to total loans was 2.80% compared to 1.22% at December 31, 2006.

Total noninterest income for the first six months of 2007 was $992,000 compared to $1,070,000 for the same period in 2006. The largest single source of noninterest income is service charges on deposit accounts. Service charges on deposits totaled $435,000 in 2007 compared to $554,000 in 2006. Of the $119,000 decrease; $107,000 is due primarily to lower NSF and overdraft protection fee income.  The remaining $12,000 decrease is due to competitive pressure to offer lower fee accounts.   Mortgage banking income was $319,000 for the six months ended June 30, 2007 compared to $347,000 for the same period in 2006. For the six months ended June 30, 2007, the Company originated for subsequent sale, 98 loans for $13,924,000 compared to 99 loans for $15,651,000 for the same period in 2006. The average loan closed decreased $16,000 to $142,000 from $158,000 in the previous year due to increased activity in our specialized government underwriting program.  Net securities gains or losses reflected a gain of $3,000 in 2007 compared to a gain of $13,000 in 2006. Other service charges, commissions and fees were $235,000 as of June 30, 2007 as compared to $156,000 for the same period in 2006. This includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.

Noninterest expenses were $3,280,000 for the first six months of 2007 compared with $2,799,000 for the same period of 2006; an increase of $481,000 or 17.2%. The increase in noninterest expenses in the first six months of 2007 is attributable primarily to the increase in salaries and benefits expense; an increase of $119,000 or 8.0% compared to 2006.  This increase primarily resulted from the hiring of additional personnel.  As of June 30, 2007, the Company had 55 full-time equivalent employees compared to 50 for the same period of 2006. The employee incentive bonus accrual of $37,500 reflected in the first quarter was eliminated in the second quarter as a result of the Company’s loss for the year.  For the six months ended June 30, 2006, the Company accrued $103,000 for incentive bonus compared to nothing in the current year.

Other operating expenses had an increase of $356,000 in the first six months of 2007 as compared to the same period in 2006.  With the growth of the Company there were increases in some areas such marketing $73,000, data processing $60,000, loss recognized on retirement of the Company’s phone system $44,000, outside services related to legal audit and accounting $42,000, loan expense $33,000, loss on sale of ORE $31,000, ATM expense $21,000, FF&E expense $15,000, and supplies $12,000.

The Company recorded federal and state income tax benefit of $795,000 and $619,000 for the three and six months ended June 30, 2007 compared to $283,000 and $581,000 expense for the same periods in 2006.  The effective tax rate for the three and six months ended 2007 was 47% and 41% compared to 34% and 34% for the same periods ended 2006.  The increased effective tax rate for 2007 is due to recognition of future state income tax benefit and a carryback for federal tax purposes as a result of the loss incurred for the three months and six months ended June 30, 2007.  The Company’s average tax free securities at June 30, 2007 were $24,749,000 or 68.5% of the portfolio compared to $15,377,000 or 62.4% in the prior year.  Tax free income for the year was $469,000 compared to $293,000 in the prior year.

The above discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at June 30, 2007, to December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 and 2006.  Reasons for changes except as discussed above are primarily the same as those for the year to date results.

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

In the first six months of 2007, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Company’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements.  The Company may also meet liquidity needs with brokered deposits.  The Company currently has $6,445,000 in brokered certificates of deposit, compared to $21,526,000 at December 31, 2006.

At June 30, 2007 and December 31, 2006, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	June 30, 2007	Dec. 31, 2006	Well-capitalized

Tier 1 capital to risk-weighted assets	11.39%	12.26%	6.0%
Total capital to risk-weighted assets	12.65%	13.35%	10.0%
Tier 1 leverage ratio	9.10%	10.82%	5.0%

As discussed above, total shareholders’ equity decreased $1,449,000, to $15,461,000 at June 30, 2007 from $16,910,000 at December 31, 2006. This decrease was due to the Company’s net loss of $703,000 for the first six months of 2007 along with a net increase in unrealized losses on securities available for sale of $790,000, net of tax.  There was $25,000 in additional paid in capital related to stock option compensation according to FASB 123R.  Stock options totaling $20,000 were exercised during the year and a tax benefit of $13,000 was recognized.  There was $25,000 allocated to additional paid in capital related to stock option compensation according to FASB 123R.

The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company. The Company is subject to the Tennessee Banking Act, which provides that the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the Tennessee Department of Financial Institutions. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.  The bank is also subject to state regulations restricting the amount of dividends that can be paid.  At June 30, 2007, the bank could pay approximately $3,200 in dividends under these regulations.

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

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities, and the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the total gap within a range of 0.60 to 1.40 monitored on a one year basis.  At June 30, 2007 we are “liability sensitive” with a ratio of .69.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities). The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis. At June 30, 2007 the cumulative one-year gap was a negative .69%, (or liability sensitive) $50,737,000, or 24.5% of total earning assets compared to a negative gap .83%, $25,298,000 or 12.3% of total earning assets at December 31, 2006.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During the first six months of 2007 rates remained constant compared to four rate increases in the first six months of 2006. Management believes that interest rates will possibly decline within the next two years. The Company’s strategy of being in a negative one year gap position should result in a stable or improving net interest margin as rates decline. The Company maintained a negative position during the fourth quarter of 2006. This negative position through the second quarter of 2007 has contributed to the net interest margin declining from 3.90% to 3.46% at June 30, 2007. Many of the Company’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Company to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within
	(Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities available for sale, at fair value	$504	$—	$504	$3,612	$36,459	$40,575
Federal funds sold	10,992	—	10,992	—	—	10,992
Mortgage loans held for sale	1,174		1,174			1,174
Loans	69,969	27,918	97,887	51,787	4,348	154,022

Total Earning Assets	$82,639	$27,918	110,557	$55,399	$40,807	206,763

LIABILITIES

Interest-bearing deposits	$79,379	$76,223	155,602	$9,346	$—	164,948
Subordinated debentures	5,155		5,155			5,155
Other borrowings	537	—	537	—	—	537
Total interest-bearing liabilities	$85,071	$76,223	161,294	$9,346	$—	170,640

Asset (liability) GAP	(2,432)	(48,305)	(50,737)	46,053	40,807	36,123

Cumulative asset (liability) GAP	(2,432)	(50,737)	(50,737)	(4,684)	36,123	36,123

Cumulative as a percentage of interest-earning assets	(1.2)%	(24.5)%	(24.5)%	(2.3)%	17.5%	17.5%

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its consumers.  At June 30, 2007, we had unfunded loan commitments outstanding of $39.9 million and standby letters of credit of $2.8 million.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

ITEM 4:  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer (“Management”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Management, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, subject to the effectiveness of the Company's internal control over financial reporting.

INTERNAL CONTROLS

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to Management and the board of directors regarding the fair and reliable preparation and presentation of the consolidated financial statements.

Crowe Chizek and Company LLC (“Crowe”) is the independent registered public accounting firm responsible for auditing the Company’s consolidated financial statements.  In connection with Crowe's audit of the Company's 2006 consolidated financial statements, Crowe submitted a draft report to Management and the Audit Committee on April 12, 2007 stating that a combination of control deficiencies and financial reporting errors amounted to a material weakness in internal controls over financial reporting.  Crowe submitted its final report on April 20, 2007 (the “Report”).  Management has thoroughly reviewed the draft and final reports and its findings and does not concur that a material weakness exists.  Nonetheless, Management reviewed the matters presented by Crowe in the Report and is responding to the deficiencies raised in the Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
June 1, 2007	459	$8.65
June 1, 2007	1,041	$15.57

The aggregate proceeds of the shares sold were $20,179.

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

The common stock is not convertible or exchangeable into other equity securities.

The proceeds of the sales are being used by the Company for general corporate purposes.

(b)	Not applicable.

(c)	No repurchases for our securities were made during the quarter ended June 30, 2007.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the Bank’s stockholders was held May 17, 2007.

(b)	Not applicable.

 (c)     (1)    The following directors were elected by the following tabulation:

	Number of shares voting	For	Against	Abstain	Broker Non-Votes
Len D. Graham	709,742	708,640	0	1,102	0
Clyde A. Kyle Jr	709,742	706,436	0	3,306	0
Lester T. Simerville Sr.	709,742	708,089	0	1,653	0
James F Williams Jr	709,742	708,640	0	1,102	0

(2)    The ratification of the appointment of Crowe, Chizek and Company, LLP as independent auditors for the Company for the fiscal year 2007 was as follows:

Number of  shares voting            For           Against              Abstain           Broker Non-Votes

       709,742                          639,955         64,117                    5,670              0

ITEM 5:  OTHER INFORMATION

(a)	None

(b)	None

ITEM 6:  EXHIBITS

2.1*	Articles of Share Exchange of Southern Heritage Bank and Southern Heritage Bancshares, Inc. as filed on August 31, 2004.
2.2*	Plan of Share Exchange dated as of August 23, 2004 between Southern Heritage Bank and Southern Heritage Bancshares, Inc.

3.1*	Charter of Southern Heritage Bancshares, Inc.
3.2*	By-laws of Southern Heritage Bancshares, Inc.

31.1	Rule 13a-14(a)/15d-15(e) Certification of the President.
31.2	Rule 13a-14(a)/15d-15(e) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the President.
32.2	Section 1350 Certification of the Chief Financial Officer.

*Previously filed as an Exhibit to Southern Heritage Bancshares, Inc.’s Form 8-K as filed with the Securities Exchange Commission on August 31, 2004 and incorporated by reference herein.

SOUTHERN HERITAGE BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

August 14, 2007	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
Chief Executive Officer

August 14, 2007	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer