Form 10-Q
period 2007-09-30
Southern Heritage Bancshares, Inc.
filed 2007-11-14
CIK 1301093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐                 No ☒

As of September 30, 2007 there were 1,224,389 shares of common stock issued and outstanding.

Southern Heritage Bancshares, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Balance Sheets

($ amounts in thousands except share and earnings per share)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$4,199	5,165
Federal funds sold	7,300	12,288
Cash and cash equivalents	11,499	17,453
Securities available-for-sale, at fair value	45,244	28,746
Mortgage loans held for sale	962	2,538
Loans	154,966	162,114
Allowance for loan losses	(4,829)	(1,971)
Loans, net	150,137	160,143
Premises and equipment	5,137	5,177
Restricted stock	830	830
Accrued income receivable	1,227	1,043
Other assets	2,447	2,254
	$217,483	218,184

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$25,974	26,265
Interest-bearing	167,944	164,758
Total deposits	193,918	191,023
Repurchase agreements	220	332
FHLB advance	0	3,000
Accrued interest payable	1,569	1,494
Subordinated debentures	5,155	5,155
Other liabilities	414	270
Total liabilities	201,276	201,274
Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value. Authorized 2,000,000 shares; 1,224,389 shares issued at September 30, 2007 and 1,164,996 at Dec 31, 2006	1,224	1,164
Additional paid-in-capital	15,412	13,074
Retained earnings (accumulated deficit)	(100)	2,885
Accumulated other comprehensive loss	(329)	(213)
Total shareholders’ equity	16,207	16,910
	$217,483	218,184

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCHARES, INC.
Consolidated Statements of Operations

($ amounts in thousands except share and earnings per share)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006
Interest income:
Loans, including fees	$3,019	3,080	$9,092	8,565
Securities	470	285	1,217	800
Federal funds sold	137	137	544	312
Total interest income	3,626	3,502	10,853	9,677
Interest expense:
Deposits	1,784	1,488	5,390	3,878
Other borrowed funds	103	143	318	326
Total interest expense	1,887	1,631	5,708	4,204
Net interest income	1,739	1,871	5,145	5,473
Provision for loan losses	500	267	2,940	435
Net interest income after provision for loan losses	1,239	1,604	2,205	5,038
Noninterest income:
Service charges on deposit accounts	234	261	669	815
Mortgage banking activities	174	165	493	512
Gain (loss) on sale of securities	8	183	11	196
Other service charges, commissions and fees	139	62	374	218
Total noninterest income	555	671	1,547	1,741
Noninterest expenses:
Salaries and employee benefits	845	792	2,448	2,276
Occupancy expense	109	102	307	294
Other operating expenses	773	561	2,252	1,684
Total noninterest expenses	1,727	1,455	5,007	4,254
Income (loss) before income taxes	67	820	(1,255)	2,525
Income tax expense (benefit)	4	265	(615)	846
Net income (loss)	63	555	(640)	1,679

Other comprehensive income (loss):
Unrealized gains/losses on securities	674	278	(329)	140

Comprehensive income (loss)	737	833	(969)	1,819

Basic earnings (loss) per share	$0.05	$0.45	$(0.52)	$1.39
Diluted earnings (loss) per share	$0.05	$0.43	$ N/A	$1.31

Shares used in computation of earnings per share
Basic	1,224,389	1,222,826	1,223,559	1,209,151
Diluted	1,304,857	1,297,358	1,223,559	1,283,683

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Consolidated Statements of Cash Flows

($ amounts in thousands)

	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net (loss) income	$(640)	$1,679
Adjustments to reconcile net income/loss to net cash from operating activities
Provision for loan losses	2,940	435
Depreciation and amortization	407	303
Investment securities (gains) losses	(11)	(196)
Mortgage loans originated for sale	(21,999)	(22,446)
Proceeds from sale of mortgage loans	24,068	21,238
Gains on sales of mortgage loans	(493)	(512)
Loss on sale of other real estate	58	—
Stock compensation expense	34	36
Tax benefit from the exercise of stock options	(13)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(184)	(139)
Increase (decrease) in accrued interest payable	75	338
Other, net	52	(111)
Net cash provided by operating activities	4,294	625

Cash flows from investing activities
Proceeds from maturities and redemptions of securities available for sale	1,082	787
Proceeds from sales of securities available for sale	1,626	6,384
Purchases of securities available for sale	(19,423)	(6,777)
Purchases of restricted equity securities	—	(24)
Net decrease (increase) in loans	5,741	(10,415)
Proceeds from sale of other real estate	1,242	—
Net purchases of premises and equipment	(318)	(165)
Net cash (used in) provided by investing activities	(10,050)	(10,210)

Cash flows from financing activities
(Decrease) increase in repurchase agreements and federal funds purchased	(112)	5
(Decrease) increase in Federal Home Loan Bank Advances	(3,000)	3,000
Proceeds from exercise of stock options	20	266
Tax Benefit from the exercise of stock options	13	—
Dividends Paid	(14)	(9)
Net increase in deposits	2,895	11,089
Net cash (used in) provided by financing activities	(198)	14,351

Net increase (decrease) in cash and cash equivalents	(5,954)	4,766

Cash and cash equivalents at beginning of period	17,453	7,078

Cash and cash equivalents at end of period	$11,499	$11,844

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$5,633	$3,866
Income taxes	57	980
Loans transferred to other real estate acquired through foreclosure	1,327	—

See accompanying notes to consolidated financial statements.

SOUTHERN HERITAGE BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2007
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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Bank as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007, and cash flows for the nine months ended September 30, 2007. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2006, financial statements. The results for the interim periods are not necessary indicative of the results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(In Thousands)	(In Thousands)

Balance January 1	$1,971	$2,036

Add (deduct):
Losses charged to allowance	(148)	(271)
Recoveries credited to allowance	66	20
Provision for loan losses	2,940	435

Balance September 30	$4,829	$2,220

The following table presents various categories of loans contained in the Company’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	As of
	September 30, 2007	December 31, 2006
	($ in thousands)
Domestic:

Commercial, financial and agricultural	$52,960	$53,953
Real estate — construction	26,223	28,464
Real estate — family residential	24,351	24,835
Real estate — commercial	46,128	49,996
Consumer	5,304	4,866
Total loans	154,966	162,114
Allowance for loan losses	(4,829)	(1,971)

Total (net of allowance)	$150,137	$160,143

The following table presents information regarding nonaccrual, past due, restructured loans and internally classified substandard or doubtful loans at the dates indicated:

	As of
	September 30, 2007	December 31, 2006
	($ in thousands)
Loans accounted for on a non-accrual basis:
Number	3	3
Amount	$3,307	250

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	3	6
Amount	$142	293

Loans internally classified as substandard or doubtful
Number	37	25
Amount	$9,705	6,376

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part on an evaluation of specific loans, as well as other factors considered by management, including the composition of the loan portfolio, current economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors.  The increase in the allowance for loan losses relates primarily to a group of loans to borrowers controlled by one guarantor that totaled approximately $6.7 million in the aggregate.  An extensive review and analysis of the loans and their collateral in order to determine their level of impairment and possible loss was performed.  Based on this review the Company concluded to increase its allowance for loan losses through an additional provision of approximately $3.0 million. As a result of the increase in non-accrual loans, approximately $147 thousand of interest income was reversed, impacting our yield on loans. See discussion of loan interest income under “Results of Operations.”

As of September 30, 2007, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
				(In thousands)
Outstanding at January 1, 2007	131,813	$11.33

Granted	—	—

Exercised	1,500	13.45

Forfeited	1,852	15.57

Outstanding at September 30, 2007	128,461	$11.25	4.43	$1,771

Exercisable at September 30, 2007	48,223	$9.90	3.24	$795

As of September 30, 2007, there was $192,173 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 5 years. The options under the Plan vest every other year and 5,291 shares have vested as of September 30, 2007. However, the compensation cost is recorded on a prorata basis over the entire vesting period resulting in total compensation cost of $33,840 for the nine months ended September 30, 2007 and $36,000 for the same period ended September 30, 2006, based on the fair value of the options.

There were 1,500 and 28,352 options exercised during the nine months ended September 30, 2007 and 2006, respectively.

	2007	2006

Intrinsic value of options exercised	$39,821	$799,087
Cash received from option exercises	20,179	265,729
Tax benefit realized from option exercises	13,539	—
Weighted average fair value of options granted	—	—

Earnings Per Share Amounts:  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of these options on earnings per common share was to increase average shares outstanding by 80,468 and 74,532 in 2007 and 2006 and to decrease earnings per share by $.08 for the nine months ended September 30, 2006. The net loss per share for the nine months ended September 30, 2007 is not reduced for the impact of dilutive shares.  No shares were antidilutive at September 30, 2006.

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

In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.

In addition, recently issued accounting standards that revise the accounting for derivatives embedded in other financial instruments and revise the recognitions and accounting for servicing of financial assets are effective for 2007 but did not have a material effect on the financial statements as of and for the nine months ended September 30, 2007.

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

FINANCIAL CONDITION

Total assets as of September 30, 2007 decreased 0.32%, or $701,000 to $217,483,000 compared with $218,184,000 at December 31, 2006.  Cash and cash equivalents decreased $5,954,000 to $11,499,000 at September 30, 2007 from $17,453,000 at December 31, 2006. Securities increased $16,498,000 to $45,244,000 at September 30, 2007 compared to $28,746,000 at December 31, 2006.  The increase in securities was funded primarily by the decrease in fed funds sold $4,988,000, decrease in loans $7,148,000, decrease in mortgage loans held for sale $1,576,000, and an increase in deposits of $2,895,000.  The decrease in loans is primarily a result of pay downs in commercial loans and declining loan demand.

Loans are the principal component of the Company’s assets and the primary source of income. Total loans at September 30, 2007, were $154,966,000 compared to $162,114,000 at December 31, 2006, a decrease of $7,148,000. The decrease in loans in the first nine months of 2007 was as follows: construction real estate loans decreased $2,240,000, commercial loans secured by real estate decreased $3,868,000, commercial loans which decreased $993,000 consumer loans increased $437,000, and loans secured by family residential real estate decreased $484,000.  As of September 30, 2007, $46,128,000 or 29.8% of total loans were commercial loans secured by real estate. Commercial loans were $52,960,000 or 34.2% of total loans. Loans secured by family residential real estate were $24,351,000 or 15.7% of total loans. Construction loans secured by real estate were $26,223,000 or 16.9% of total loans. Consumer loans were $5,304,000 or 3.4% of total loans.  Of the total loans, $98,720,000 or 63.7% mature or reprice within 12 months. Only $6,182,000 or 3.99% mature or reprice over five years.

There was $962,000 in mortgage loans held for sale at September 30, 2007, compared with $2,538,000 at December 31, 2006. The decrease in mortgage loans held for sale was primarily due to timing issues related to secondary market investor funding.

Management anticipates that loan demand will be moderate in the near future. Excluding mortgage loans held for sale; the loan-to-deposit ratio as of September 30, 2007, was 79.9%, compared to 84.9% at December 31, 2006, and the loan-to-assets ratio was 71.3% at September 30, 2007, compared to 74.3% at December 31, 2006. Management expects that the loan-to-deposit ratio for the remainder of 2007 will remain in the range of approximately 75% - 85% and the loans-to-assets ratio will be between 70% - 75%.

The securities portfolio provides a balance to interest rate and credit risk while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits and borrowed funds. All securities are classified as “available for sale”. We have no plans to liquidate a significant amount of the securities portfolio.  As of September 30, 2007, the Company owned $45,244,000 of securities available-for-sale, an increase of $16,498,000 or 57.4% compared to $28,746,000 at December 31, 2006.

Deposits which are the Company’s primary source of funds, totaled $193,918,000 at September 30, 2007, for an increase of $2,895,000, or 1.5%, compared to $191,023,000 at December 31, 2006. Deposits at September 30, 2007 consisted of $25,974,000 or 13.4% in non-interest bearing demand deposits, $39,629,000 or 20.4% in interest-bearing demand deposits, $121,307,000 or 62.6% in time certificates of deposit and $7,008,000 or 3.6% in savings accounts. There was $6,445,000 in brokered CDs at September 30, 2007 compared to $21,526,000 at December 31, 2006. The Company has targeted local consumers, professionals, and small businesses as its central clientele. These customers are being offered various deposit instruments such as demand deposits, savings accounts, money market accounts, certificates of deposit and IRAs. Rates paid on such instruments are set based on various factors such as liquidity needs and market conditions. The Company believes it has a competitive advantage by being a locally owned financial institution which will contribute to increased market share. However, no assurance of market growth can be given.

The majority of the deposits continue to be CDs, which increased $3,756,000 in the first nine months of 2007. At September 30, 2007, the weighted average rate on CDs was 5.09% compared to 4.23% for the nine months ended September 30, 2006. The Company has time deposits maturing within one year of $114,802,000 or 94.6% of total time deposits. Time deposits maturing greater than one year were $6,505,000 or 5.4% of total time deposits. Interest-bearing accounts, other than CDs, decreased $262,000 in the first nine months of 2007. Noninterest bearing deposits decreased $291,000 for the nine months ended September 30, 2007. The weighted average cost of all deposit accounts during the first nine months of 2007 was 3.80% compared to 3.10% for the same period in 2006.

Total shareholders’ equity decreased $703,000, to $16,207,000 at September 30, 2007, from $16,910,000 at December 31, 2006. This decrease was due to the Company’s net loss of $640,000 for the first nine months of 2007 along with a net increase in unrealized losses on securities available for sale of $116,000 net of tax.  There was $34,000 in additional paid in capital related to stock option compensation according to FASB 123R.  Stock options totaling $20,000 were exercised during the year and the tax benefit of $13,000 was recognized.  The 5% stock dividend declared on May 17, 2007 resulted in $14,000 paid for fractional shares.

As of September 30, 2007 the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio was 13.13%. Tier-1 to risk-weighted assets ratio was 11.86% and Tier-1 to average asset ratio was 9.60%.

RESULTS OF OPERATIONS

For the first nine months of 2007, the company’s net loss after tax was $640,000, compared to net income of $1,679,000 for the same period in 2006. The decrease in earnings over the previous year was a result of a substantial increase in the provision for loan losses, $2,940,000 at September 30, 2007 compared to $435,000 at September 30, 2006 along with a lower loan-to-deposit ratio, 79.9% at September 30, 2007 compared to 89.9% at September 30, 2006, and a decrease in net interest margin and an increase in personnel and other operating expenses.  Net interest income before the provision for loan losses for the first nine months of 2007 was $5,145,000, a decrease of $328,000 from $5,473,000 for the first nine months of 2006. The decrease is due to loans representing 74.8% of average interest earning assets at September 30, 2007, compared to 82.0% at September 30, 2006.  The net interest margin for September 30, 2007 was 3.29%, compared to 3.93% at September 30, 2006.

Interest and fee income on loans for the first nine months of 2007 was $9,092,000, an increase of $527,000 or 6.15% from $8,565,000 for the nine months ended September 30, 2006. The increase in interest and fee income on loans is primarily due to increased rates. The yield on all loans increased 29 basis points to 7.77% for the nine months ended September 30, 2007 compared to 7.48% for the nine months ended September 30, 2006. Average loans outstanding at September 30, 2007 were $156,537,000 compared to $153,963,000 at September 30, 2006.

Interest income from securities and short-term funds totaled $1,761,000 for the first nine months of 2007, an increase of $649,000 over the same period of 2006. The increase in 2007 was due to an increase in the average dollar amount of securities and short-term funds outstanding; $52,613,000 at September 30, 2007 compared to $33,814,000 at September 30, 2006 and the increase in short term rates. The yield on securities and short-term funds increased to 4.47% at September 30, 2007 compared to 4.37% at September 30, 2006.

Interest expense totaled $5,708,000 in the first nine months of 2007, compared to $4,204,000 for the same period of 2006. The increase in interest expense in 2006 was due to the growth of deposits and an increase in short term rates. The Company’s cost of funds increased to 4.27% at September 30, 2007 compared to 3.49% at September 30, 2006. Total deposits outstanding at September 30, 2007 were $193,918,000 compared to $179,204,000 at September 30, 2006.

The Company’s yield on earning assets has increased to 6.94%, for the first nine months of 2007 compared to 6.92% for the same period of 2006. The cost of interest-bearing funds has followed the same trend, increasing to 4.37% for the first nine months of 2007, up from 3.62% for the nine months ended September 30, 2006.  The Company’s net interest margin for the first nine months of 2007 was 3.29% as compared to September 30, 2006 at 3.93%.  See Interest Rate Sensitivity for further discussion.

The allowance for loan losses is maintained by management at a level considered adequate to cover probable incurred losses in the Company’s loan portfolio.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.   The Company provided $2,940,000 for loan losses in the nine months ended September 30, 2007, compared to $435,000 for the same period of 2006.  The substantial increase in the loan loss provision for the third quarter and nine months ended September 30, 2007 relates primarily to a group of loans to borrowers controlled by one guarantor that totaled approximately $6.7 million in the aggregate.  An extensive review and analysis of the loans and their collateral in order to determine their level of impairment and possible loss was performed.  Based on this review the company concluded to increase its allowance for loan losses through an additional provision of approximately $3.0 million. The net charge-offs for the first nine months of 2007 were $148,000 compared to $271,000 for the same period in 2006. This compares to net charge offs of $847,000 and $83,000 for the years ended December 31, 2006 and 2005.  At September 30, 2007, the Company had three loans totaling $3,307,000 in nonaccrual status.  This compares with December 31, 2006, where there were three loans totaling $250,000 in nonaccrual. There were 37 loans totaling $9.7 million internally classified as substandard or doubtful loans at September 30, 2007 compared to 38 loans totaling $7.8 million at September 30, 2006.  At September 30, 2007, the ratio of allowance for loan losses to total loans was 3.12% compared to 1.22% at December 31, 2006.

Total noninterest income for the first nine months of 2007 was $1,547,000 compared to $1,741,000 for the same period in 2006. The largest single source of noninterest income is service charges on deposit accounts. Service charges on deposits totaled $669,000 in 2007 compared to $815,000 in 2006. The decrease is due primarily to lower NSF and overdraft protection fee income realized during the period. Mortgage banking income was $493,000 for the nine months ended September 30, 2007 compared to $512,000 for the same period in 2006. For the nine months ended September 30, 2007, the Company originated for subsequent sale, 155 loans for $21,999,000 compared to 146 loans for $22,446,000 for the same period in 2006. The average loan closed decreased $12,000 to $142,000 from $154,000 in the previous year. Net securities gains or losses reflected a gain of $11,000 in 2007 compared to a gain of $196,000 in 2006. Other service charges, commissions and fees were $374,000 as of September 30, 2007 as compared to $218,000 for the same period in 2006. This includes safe deposit box rent, ATM interchange and surcharges, credit card interchange income, and the sale of checks to depositors.  The $156,000 increase is primarily due to the fees generated from brokerage services the company began offering in the second quarter of 2007 totaling $65,000 at September 30, 2007.  ATM fee revenue increased $60,000 and merchant credit card income increased $12,000 for the period.

Noninterest expenses were $5,007,000 for the first nine months of 2007 compared with $4,254,000 for the same period of 2006; an increase of $753,000 or 17.7%.  Most of the increase was the result of other operating expenses and to some extent increases in salaries and employee benefits expense. Salaries and employee benefit expense increased $172,000 or 7.6% compared to the same period ended 2006 as a result of pay increases an additional experienced staffing added in key positions.    Other operating expenses increased $568,000 in the first nine months of 2007 as compared to the same period in 2006.  Most of the individual significant increases came from increases in areas such as data processing $96,000, marketing $76,000, outside services related to legal audit accounting and other $66,000, loan expense $47,000, loss recognized on retirement of the company’s phone system $44,000, loss on sale of ORE $42,000, check 21 charges $36,000, ATM expense $33,000, FDIC insurance $29,000, FF&E expense $14,000, and supplies $14,000.

The Company recorded tax expense of $4,000 and a federal and state income tax benefit of $615,000 for the three and nine months ended September 30, 2007 compared to $265,000 and $846,000 expense for the same period in 2006.  The effective tax rate for the three and nine months ended 2007 was 6% and 49% compared to 32% and 34% for the same periods ended 2006.  The increased effective tax rate for the nine month period ended September 30, 2007 is due to recognition of future state income tax benefit and a carryback for federal tax purposes as a result of the loss incurred.  The decrease in the effective tax rate for the three month period ended September 30, 2007 is the result of the low pretax income and the increase in the Company’s average tax free securities during the period.  Tax free income for the year was $749,000 compared to $456,000 in the prior year.

The above discussion compares the financial condition of Southern Heritage Bancshares, Inc. (the “Company”) at September 30, 2007, to December 31, 2006, and the results of operations for the nine months ended September 30, 2007 and 2006.  Reasons for changes in the results of operations for the three month period ended September 30, 2007 as compared to the comparable period in 2006, except as discussed above, are primarily the same as those for the year to date results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Bank’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Bank’s main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments. The primary uses of cash are lending to the Bank’s borrowers, and investing in securities and short-term interest-earning assets.

In the first nine months of 2007, deposit growth has exceeded loan growth; however, this is more of a timing issue and is not expected to continue. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s portfolio, the sale of loans, the purchase of federal funds, or repurchase agreements. The Bank currently has $6,445,000 in brokered certificates of deposit, compared to $21,526,000 at December 31, 2006.

At September 30, 2007 and December 31, 2006, the Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	September 30, 2007	Dec. 31, 2006	Well-capitalized

Tier 1 capital to risk-weighted assets	11.86%	12.26%	6.0%
Total capital to risk-weighted assets	13.13%	13.35%	10.0%
Tier 1 leverage ratio	9.60%	10.82%	5.0%

As discussed above, total shareholders’ equity decreased $703,000, to $16,207,000 at September 30, 2007 from $16,910,000 at December 31, 2006. This decrease was due to the Bank’s net loss of $640,000 for the first nine months of 2007 along with a net increase in unrealized losses on securities available for sale of $116,000, net of tax.  There was $34,000 in additional paid in capital related to stock option compensation according to FASB 123R.  Stock options totaling $20,000 were exercised during the year and a tax benefit of $13,000 was recognized.  The 5% stock dividend declared on May 17, 2007 resulted in $14,000 paid for fractional shares.

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

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities, and the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the total gap within a range of 0.75 to 1.25.  At September 30, 2007 we are “liability sensitive” with a ratio of 0.65.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

INTEREST RATE SENSITIVITY

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently than their interest-earning assets (generally consisting of loans and investment securities). The match between the scheduled repricing and maturities of earning assets and liabilities within defined time periods is referred to as “gap” analysis. At September 30, 2007 the cumulative one-year gap was a negative (or liability sensitive) $59,079,000 or 28.3% of earning assets compared to a negative gap of $25,298,000 or 12.3% of earning assets at December 31, 2006.

One of management’s objectives in managing the Company’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During the first nine months of 2007 rates increased once compared to four rate increases in the first nine months of 2006. Management believes that interest rates will level off and possibly decline within the next two years. The Bank’s strategy of being in a negative one year gap position should result in stable to improving net interest margin as rates decline. The Bank maintained a negative position during the fourth quarter of 2006. This position continued into the third quarter of 2007 and contributed to the net interest margin decreasing from 3.93% to 3.29% at September 30, 2007. Many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

Interest Rate Gap Analysis

	Reprice’s or Maturing Within
	(Dollars in Thousands)
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
ASSETS

Securities available for sale, at fair value	$753	$—	$753	$25,885	$18,606	$45,244
Federal funds sold	7,300	—	7,300	—	—	7,300
Mortgage loans held for sale	963		963			963
Loans	73,473	25,247	98,720	50,064	6,182	154,966

Total Earning Assets	$82,489	$25,247	107,736	$75,949	$24,788	208,473

LIABILITIES

Interest-bearing deposits	$78,331	$83,109	161,440	$6,505	$—	167,945
Subordinated debentures	5,155		5,155			5,155
Other borrowings	220	—	220	—	—	220
Total interest-bearing liabilities	$83,706	$83,109	166,815	$6,505	$—	173,320

Asset (liability) GAP	(1,217)	(57,862)	(59,079)	69,444	24,788	35,153

Cumulative asset (liability) GAP	(1,217)	(59,079)	(59,079)	10,365	35,153	35,153

Cumulative as a percentage of interest-earning assets	(0.6)%	(28.3)%	(28.3)%	5.0%	16.9%	16.9%

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its consumers.  At September 30, 2007, we had unfunded loan commitments outstanding of $41.9 million and standby letters of credit of $3.2 million.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments.  We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Crowe Chizek and Company LLC (“Crowe”) is the independent registered public accounting firm responsible for auditing the Company’s consolidated financial statements.  In connection with Crowe’s audit of the Company’s 2006 consolidated financial statements, Crowe submitted a draft report to Management and the Audit Committee on April 12, 2007 stating that a combination of control deficiencies and financial reporting errors amounted to a material weakness in internal controls over financial reporting.  Crowe submitted its final report on April 20, 2007 (the “Report”).  Management has thoroughly reviewed the draft and final reports and its findings and does not concur that a material weakness exists.  Nonetheless, Management has agreed to review the matters presented by Crowe in the Report and to respond to the deficiencies raised in the Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party of which any of their property is the subject.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part II, under “Item 1A Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         None

(b)         Not applicable.

(c)         No repurchases for our securities were made during the quarter ended September 30, 2007.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

(a)                                  None

(b)                                 None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           None

(b)           None

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

Quarter ended September 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Heritage Bancshares, Inc.
(Registrant)

November 14, 2007	/s/ J. Lee Stewart
(Date)	J. Lee Stewart
Chief Executive Officer

November 14, 2007	/s/ Steven W. Ledbetter
(Date)	Steven W. Ledbetter,
Chief Financial Officer